Form 10-Q
period 1996-04-30
COMPUTER LEARNING CENTERS INC
filed 1996-06-13
CIK 943206

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES ACT OF 1934

For the quarterly period ended APRIL 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to
                                -----------      ------------

Commission file number 0-26040


                         COMPUTER LEARNING CENTERS, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                               36-3501869
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

11350 RANDOM HILLS ROAD, SUITE 240
           FAIRFAX, VIRGINIA                                             22030
(Address of principal executive offices)                             (Zip Code)


                                 (703) 359-9333
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at May 31, 1996
     -----                                   ---------------------------
Common Stock, $.01 par value                           4,329,515

                         COMPUTER LEARNING CENTERS, INC.

                                      INDEX

                                                                         PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.        Financial Statements.                                       3

               Consolidated Balance Sheets.                                3

               Consolidated Statements of Operations.                      4

               Consolidated Statements of Cash Flows.                      5

               Notes to Consolidated Financial Statements.                 6


ITEM 2.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations.             8


PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings.                                          15

ITEM 2.        Changes in Securities.                                      15

ITEM 3.        Defaults Upon Senior Securities.                            15

ITEM 4.        Submission of Matters to a Vote of Security                 15
               Holders.

ITEM 5.        Other Information.                                          15

ITEM 6.        Exhibits and Reports on Form 8-K.                           15


SIGNATURES                                                                 16

                         PART I -- FINANCIAL INFORMATION

ITEM 1.        Financial Statements.


                         COMPUTER LEARNING CENTERS, INC.
                           Consolidated Balance Sheets
             (dollar amounts in thousands, except per share amounts)


                                                                       APRIL 30, 1996      JANUARY 31, 1996
                                                                       --------------      ----------------
                                                                       (unaudited)

     ASSETS:
Current assets:
      Cash and cash equivalents                                         $  8,425                  $ 8,260
      Accounts receivable, net of allowance for doubtful accounts
                     of $1,680 and $1,507, respectively                   18,736                   19,095
      Prepaid expenses and other current assets                            2,630                    2,280
                                                                        --------                  -------
      Total current assets                                                29,791                   29,635
                                                                        --------                  -------
Fixed assets, net                                                          5,330                    4,434
Intangible assets, net of amortization                                     3,320                    3,410
Other long-term assets                                                     4,004                    2,329
                                                                        --------                  -------
                     Total assets                                        $42,445                  $39,808
                                                                        --------                  -------
                                                                        --------                  -------

      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
      Trade accounts payable                                           $     483                $     958
      Accrued employee expenses                                            1,164                    1,333
      Accrued other expenses                                               2,699                    1,968
      Deferred revenues                                                   18,015                   16,834
                                                                        --------                  -------
                   Total current liabilities                              22,361                   21,093
                                                                        --------                  -------
Other long-term liabilities                                                1,726                    1,559
                                                                        --------                  -------
                   Total liabilities                                      24,087                   22,652
                                                                        --------                  -------
Stockholder's equity:
      Common stock, $.01 par value, 10,000,000 authorized
                  shares, 4,329,515 shares issued and outstanding             43                       43
      Additional paid-in capital                                          15,749                   15,749
      Less - Subscription note receivable for 70,649 common shares
                  at $9.43 per share                                       (666)                    (666)
      Net unrealized gain on securities available for sale                   206                      211
      Retained earnings                                                    3,026                    1,819
                                                                        --------                  -------
           Total stockholders' equity                                     18,358                   17,156
                                                                        --------                  -------
                 Total liabilities and stockholders' equity              $42,445                  $39,808
                                                                        --------                  -------
                                                                        --------                  -------

The accompanying notes are an integral part of these consolidated financial statements.

                         COMPUTER LEARNING CENTERS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             (dollar amounts in thousands, except per share amounts)
                                   (unaudited)

                                                                     FOR THE THREE-MONTH PERIOD ENDED APRIL 30,
                                                                     ------------------------------------------

                                                                           1996                   1995
                                                                           ----                   -----
Revenues                                                                 $14,006                 $ 10,885

Costs and expenses:
      Cost of instruction and services                                     7,539                    6,301
      Selling and promotional                                              2,485                    1,885
      General and administrative                                           1,185                      933
      Provision for doubtful accounts                                        748                      796
      Amortization of intangibles                                             90                       90
                                                                       ---------              -----------
                                                                          12,047                   10,005
                                                                       ---------              -----------
Income before interest                                                     1,959                      880
Interest (income) expense, net                                              (104)                     189
                                                                       ---------              -----------
Income before income taxes and
      discontinued operations                                              2,063                      691
Provision for income taxes                                                   856                      337
                                                                       ---------              -----------
Income from continuing operations before
      discontinued operations                                              1,207                      354
                                                                       ---------              -----------
Loss from discontinued operations, net of
      applicable income taxes                                                --                    (1,264)
                                                                       ---------              -----------
Net income (loss)                                                         $1,207                  $  (910)
                                                                       ---------              -----------
                                                                       ---------              -----------
Earnings per share:
Income per share from continuing operations, actual-1996;
      pro forma-1995                                                       $0.27                    $0.13
Pro forma loss per share from discontinued operations-1995                    --                   ($0.46)
                                                                       ---------              -----------
Net income (loss) per share, actual-1996; pro forma-1995                   $0.27                   ($0.33)
                                                                       ---------              -----------
                                                                       ---------              -----------
Weighted average number of shares outstanding, actual-1996;
      pro forma-1995                                                   4,409,222                2,740,405
                                                                       ---------              -----------
                                                                       ---------              -----------
Supplemental pro forma income
      per share from continuing operations-1995                                                     $0.11
                                                                                              -----------
Supplemental pro forma weighted
      average number of shares outstanding-1995                                                 4,165,275
                                                                                              -----------
                                                                                              -----------

The accompanying notes are an integral part of these consolidated financial statements.

                         COMPUTER LEARNING CENTERS, INC.
                      Consolidated Statements of Cash Flows
             (dollar amounts in thousands, except per share amounts)
                                   (unaudited)

                                                                  FOR THE THREE-MONTH PERIOD ENDED APRIL 30,
                                                                  ------------------------------------------
                                                                            1996                     1995
                                                                        --------                  --------
Cash flows from operating activities:
    Net income (loss)                                                    $ 1,207                   $ (910)
    Adjustments to reconcile net income (loss) to
      cash provided by operating activities:
      Provision for doubtful accounts                                        748                      796
      Depreciation                                                           407                      311
      Amortization of intangible and other assets                             90                       90
    Changes in net assets and liabilities:
      Accounts receivable                                                   (389)                    (752)
      Prepaid expenses and other current assets                             (325)                    (669)
      Net assets of discontinued operations                                   --                    2,564
      Other long-term assets                                              (1,675)                     229
      Trade accounts payable                                                (475)                     498
      Accrued employee expenses                                             (169)                     (50)
      Accrued other expenses                                                 731                     (147)
      Deferred revenues                                                    1,181                      660
      Other long-term liabilities                                            167                      (30)
                                                                        --------                  --------
          Cash provided by operating activities                            1,498                    2,590
                                                                        --------                  --------
Cash flows from investing activities:
      Capital expenditures                                                (1,303)                    (424)
      Increase in restricted cash                                             --                   (1,100)
      Perkins matching contributions                                          --                      (17)
      Product development                                                    (30)                      --
                                                                        --------                  --------
          Cash used for investing activities                              (1,333)                  (1,541)
                                                                        --------                  --------

Cash flows from financing activities:
      Borrowings from long-term debt                                          --                    6,225
      Repayments of long-term debt                                            --                  (10,883)
                                                                        --------                  --------
          Cash used for financing activities                                  --                   (4,658)
                                                                        --------                  --------
Net increase (decrease) in cash and cash equivalents                        165                    (3,609)

Cash and cash equivalents, beginning of year                               8,260                    5,453
                                                                        --------                  --------



Cash and cash equivalents, end of year                                    $8,425                   $1,844
                                                                        --------                  --------
                                                                        --------                  --------


The accompanying notes are an integral part of these consolidated financial statements.

                         COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The interim consolidated financial statements include the accounts of Computer Learning Centers, Inc., formerly Comprehensive Learning Concepts, Inc. (the "Company"), and, for the quarter ended April 30, 1995 the discontinued operations of Blessing/White Inc. and Comprehensive Learning Concepts (UK) Limited, which were spun off to stockholders at the public offering date (see
Note 3). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

2. In conjunction with the Company's initial public offering (see Note 3), the Company effected the repurchase of certain shares of its Class B Preferred Stock, all shares of its Class C Preferred Stock and all of the Common Stock Warrants. Shares of Class B and Class C Preferred Stock were repurchased at their book value and the Common Stock Warrants were purchased for an aggregate price of $986,000, or approximately $5.24 per share purchasable thereunder. The Company issued subordinated notes aggregating $4,111,400 in consideration of these repurchases, which amounts were repaid from the proceeds of the offering.

     In conjunction with the Company's initial public offering, the Company transferred $500,000 cash and its shares of UK Ltd and Mohr to Blessing/White, cancelled a related note receivable from Blessing/White, distributed pro rata the outstanding common stock of Blessing/White to the holders of common stock of the Company and distributed pro rata the outstanding preferred stock of Blessing/White to the holders of the preferred stock of the Company.

3. On June 7, 1995, the Company completed an initial public offering of 2,200,000 shares of the Company's Common Stock at a price of $8.00 per share.
An additional 90,000 shares were sold on July 6, 1995 pursuant to the exercise of the underwriters' over allotment at a price of $8.00 per share. The Company received total net proceeds, after deduction of expenses and underwriting discounts and commissions payable by the Company, of approximately $14.8 million from the sale of the 2,290,000 shares. After repayment of Company debt, net proceeds to the Company from the sale of such 2,290,000 shares were $1.3 million.

     In conjunction with the initial public offering, a .3139959 reverse stock split became effective on May 31, 1995. The accompanying financial statements have been restated to reflect the reverse stock split. In addition, upon the completion of the initial public offering, all outstanding shares of Preferred Stock were converted into 1,826,205 shares of Common Stock.

4. Earnings (loss) per common and common equivalent share (pro forma for the quarter ended April 30, 1995) is computed using the weighted average number of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued under various benefit plans. The treasury stock method was used to measure the dilutive effect and common equivalent shares were determined using the weighted average market price.


5. Supplemental pro forma income per share from continuing operations is equal to supplemental pro forma income from continuing operations divided by the supplemental pro forma weighted average number of shares outstanding. Supplemental pro forma income from continuing operations is derived by adjusting historical income from continuing operations to give effect to the reduction of interest expense ($96,000 net of applicable tax for the quarter ended April 30, 1995) relating to the repayment as of February 1, 1995 of long-term indebtedness totalling $9.5 million. The number of shares used in the computation of supplemental pro forma income per share from continuing operations is based upon the number of shares of common stock and common stock equivalents, using the treasury stock method, after giving effect to (i) the repurchase transactions referred to in Note 2, (ii) the recapitalization referred to in Note 2 and 3 above, and (iii) the conversion of the Company's outstanding preferred stock referred to in Note 3, increased by the estimated amount of additional shares required to be sold at the initial public offering price to repay such indebtedness and the subordinated notes payable to affiliates of two of the Company's preferred stockholders.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "excepts" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS
     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:

                                              THREE MONTHS ENDED APRIL 30,
                                              -----------------------------

                                                        1996           1995
                                                        ----           ----

Revenues                                               100.0%         100.0%

Costs and expenses:
     Cost of instruction and services                   53.8           57.9
     Selling and promotional                            17.7           17.3
     General and administration                          8.5            8.6
     Provision for doubtful accounts                     5.3            7.3
     Amortization of intangibles                         0.7            0.8
                                                        ----          -----
       Total costs and expenses                         86.0           91.9
                                                        ----          -----
Income before interest expense                          14.0            8.1
Interest (income) expense, net                          (0.7)           1.7
                                                       -----          -----
Income from continuing operations before
     income taxes and discontinued operations           14.7            6.4
Provision for income taxes                               6.1            3.1
                                                        ----          -----
Income from continuing operations                       8.6%           3.3%
                                                        ----          -----

     THREE MONTHS ENDED APRIL 30, 1996 ("1996") COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1995 ("1995")

Revenues increased by 28.4% to $14.0 million in 1996 from $10.9 million in 1995 due primarily to an increase in enrollments from 1995 to 1996 and the growing popularity of the Company's longer programs, including Associate Degree programs. Revenues from Professional Development Services ("PDS") increased 21.0% to $369,000 in 1996 from $305,000 in 1995 due primarily to an increase in the number of students trained and students being trained in higher tuition value programs.

Student enrollment for the three months ended April 30, 1996 was 1,964, a 17.5% increase from the prior period. Student enrollment at all of the Company's Learning Centers which have been open for more than one year increased 4.2%, yielding an increase in same Center student population of 9.8%. Ending student population at April 30, 1996 and 1995 was 5,062 and 4,416 respectively, an increase of 14.6%.

Instruction costs and services increased by 19.0% to $7.5 million in 1996 from $6.3 million in 1995 primarily due to the direct costs necessary to support the increase in the student population and the opening of three new Learning Centers. These direct costs consist primarily of faculty and staff compensation and related benefits necessary to support the growth of the business. Instruction costs and services as a percentage of revenues decreased to 53.8% in 1996 from 57.9% in 1995 due to greater revenues being spread over the fixed costs related to instructional services.

Selling and promotional expenses increased by 31.6% to $2.5 million in 1996 from $1.9 million in 1995 due primarily to increased marketing and advertising to
support the growth in enrollments.    This increase relates primarily to the
three new Learning Centers operating during the first quarter of fiscal 1997 which accounted for $547,000 or 91.0% of the increase in selling and promotional expenses. Selling and promotional expenses as a percentage of revenues increased to 17.7% in 1996 from 17.3% in 1995.

General and administrative expenses increased $252,000 or 27.0% for the quarter ended April 30, 1996 as compared to the quarter ended April 30, 1995. The expense increase was due primarily to increased salaries and related benefits associated with supporting the growth of the business. General and administrative expense as a percentage of revenues equalled 8.5% in 1996 compared to 8.6% in 1995.

Provision for doubtful accounts decreased by $48,000 to $748,000 in 1996 from $796,000 in 1995. Primary factors relating to this decrease are continued improvements in student financial aid processing and collection activities and an increase in the student body retention rate. Additionally, a change in the July 1, 1994 federal refund policy and its effect on accounts receivable due from withdrawn students also contributes to this decrease.

Under a regulation that became effective July 1, 1994, the Learning Centers were unable to retain any Title IV Program funds awarded to a student withdrawing prior to reaching the midpoint of his or her program or of the first academic year of his or her program and such student was individually responsible for the cost of training owed to the institution after application of the relevant refund calculation. This change in U. S. Department of Education ("Department") refund requirements significantly increased the accounts receivable from withdrawn students, which also increased the risk of collection and resulted in increases in the provision for doubtful accounts in 1995.

The Department issued guidance effective April 1, 1995 modifying of the July 1, 1994 regulation and enabling the Company to retain portions of the federal financial aid of students who withdraw prior to the program or academic year midpoint. The improvements discussed above as well as this modification resulted in the decrease in the provision for doubtful accounts in 1996. Provision for doubtful accounts as a percentage of revenues equalled 5.3% in 1996 compared to 7.3% in 1995.

Amortization of intangibles equalled $90,000 in 1996 and 1995 as there has been no change in the gross amount of the Company's only remaining intangible asset. The asset consists of the Department of Education certification, which has a remaining life of approximately nine years.

The Company realized net interest income of $104,000 in 1996, compared to net interest expense of $189,000 in 1995 primarily as a result of the repayment of debt from the proceeds of the initial public offering and the interest generated by invested cash balances.

Income from continuing operations increased to $1.2 million in 1996 from $354,000 in 1995 primarily due to increased enrollments and student population and improved utilization of fixed instructional costs.

Net income increased to $1.2 million in the first quarter of 1996 from a loss of $910,000 due primarily to the spin off of the discontinued operations effective with the initial public offering. Discontinued operations is represented by operations that were spun off to stockholders immediately prior to the completion of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased by $165,000 for the three-month period ended April 30, 1996. Cash generated from operations in the first three months of the fiscal year as compared to the prior year period decreased by approximately $1.1 million due primarily to the transfer of net assets of discontinued operations effective with the initial public offering. Excluding cash flow provided by discontinued operations, cash provided from continuing operations would have increased by approximately $208,000 in 1996 versus 1995. Capital expenditures increased to $1.3 million in 1996 from $424,000 in 1995 primarily as a result of purchasing the necessary capital equipment for three new Learning Centers operating during the first quarter of fiscal 1997. As of April 30, 1996, the Company had outstanding approximately $500,000 of fixed asset purchase orders.

The Company believes that current balances of cash and cash equivalents and cash provided from operations is sufficient to fund its operating needs and capital spending for the foreseeable future.

STUDENT LOAN DEFAULTS
The Chicago Learning Center's published federal fiscal year ("FY") 1993 student loan cohort default rate ("cohort default rate") exceeds 25% which, if accurate, would result in three consecutive years of default rates that exceed the Department's 25% threshold. Management believes the published rates, calculated by the Department, are likely to contain errors. The Company has submitted an appeal of the FY 1992 rate pursuant to the Department's procedures and the Company plans to exercise its additional appeal rights to challenge the accuracy of all three relevant cohort default rates.

Depending on the ultimate resolution of those appeals, the Chicago
Learning Center's eligibility to participate in the Federal Family Education Loan programs ("FFEL") could be subject to termination. The Chicago Learning Center will remain eligible to participate in all Title IV Programs pending the resolution of such cohort default rate appeals. The Company cannot predict when the Department might decide the Chicago Learning Center's appeals or the outcome of any such appeals.

On May 6, 1996, the Company received the FY 1994 preliminary cohort default rates for the Chicago and Philadelphia Learning Centers; the preliminary figures were 19.9% and 27.2%, respectively. The Department issues preliminary default rates to allow institutions the opportunity to review and, if necessary, challenge the student loan default data to ensure its accuracy before the final rates are published. These FY 1994 preliminary default rates are still subject to final determination by the Department and the Company cannot predict either the outcome or timing of the final determination by the Department. However, the Company believes that final cohort default rates for FY 1994 will be issued in late 1996.

Based upon recent Department decisions, as well as certain litigation, the Company believes that FY 1994 will be considered the most recent fiscal year for which data are available. As a result of the Chicago Learning Center's preliminary cohort default rate for FY 1994 being below 25%, the Company believes that such preliminary FY 1994 rate may be sufficient for the Chicago Learning Center to retain its eligibility regardless of the outcome of its prior year appeals. The Company cannot predict when the Department might determine the Chicago Learning Center's appeals or the outcome of any such appeals.

The Company's Philadelphia Learning Center's preliminary cohort default rate for FY 1994, if accurate, would result in three consecutive years of default rates that exceed the 25% threshold. The Company has appealed or plans to appeal, if necessary, the accuracy of all three relevant cohort default rates and the Philadelphia Learning Center will remain eligible to participate in Title IV programs pending the resolution of all such appeals. In June 1995, the Department changed its methodology used to calculate when certain loans default. This change in methodology, which was retroactively applied to the FY 1993 cohort default rate, has been challenged on several grounds in a lawsuit filed in the District Court of New York by a coalition of New York proprietary schools. Based upon its internal records, the Company believes that the FY 1994 cohort default rate would be less than 25% if such rate were calculated under the old methodology. The Company cannot predict when the department might determine the Philadelphia Learning Center's appeals or the eventual outcome of the aforementioned litigation.

SUBSEQUENT EVENT
The Company has a $5.0 million secured line of credit with a bank to be used for working capital purposes. The interest rate is the bank's prime rate plus 1.0% with a .25% annual fee paid on the unused portion of the line. Up to $2.0 million of the line can be used for expenses associated with new Learning Center openings. The line of credit had expired on May 15, 1996 but was subsequently extended through July 15, 1996 to allow the Company to negotiate a new credit facility.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements made in this Report on Form 10-Q and presented elsewhere by management from time to time.

POTENTIAL ADVERSE EFFECTS OF REGULATION

     As educational institutions that participate in various federal and state financial aid programs, the Company and the Learning Centers are subject to extensive governmental regulation. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations promulgated thereunder, subject the Company, the Learning Centers and all other higher education institutions eligible to participate in the various Title IV Programs to significant regulatory scrutiny. The termination or material limitation of the ability of the Company or any of the Learning Centers to participate in the Title IV Programs would have a material adverse effect on the Company.

     Because certain statutory and regulatory provisions impose significant requirements on the Company and the Learning Centers and because the agency administering these regulations, the United States Department of Education, has not fully developed administrative interpretations of certain of the statutory and regulatory provisions, it is not clear how the requirements imposed by statute and regulations will be applied and interpreted. In addition, changes in or new interpretations of the HEA, its implementing regulations or other applicable laws, rules or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities or costs of doing business of the Company or one or more of the Learning Centers. The failure to maintain or renew any required regulatory approvals, accreditations or authorizations by the Company or any of the Learning Centers would have a material adverse effect on the Company.

     The violation of federal requirements governing participation in the Title IV Programs or of state or accrediting agency requirements governing the provision of educational services by the Company or any Learning Center could result in the restriction or loss by the Company or a Learning Center of its ability to participate in government funding programs or to offer education and training programs. Any such loss or restriction would have a material adverse effect on the Company. Furthermore, current statutes or regulations or statutory or regulatory standards that become effective in the future may be applied or interpreted by the government in ways that will delay or change the Company's expansion plans or otherwise adversely affect the operation of the Learning Centers and their participation in the Title IV Programs. In addition, all government-provided student financial aid programs, including the Title IV Programs, are subject to the effects of federal and state budgetary processes and the possible elimination or consolidation of the Department of Education, and there can be no assurance that government funding for the financial aid programs in which the Company's students participate will continue to be available or be maintained at current levels. The loss of funding or a reduction in funding levels for the Title IV Programs would have a material adverse effect on the Company.


CONTROL BY GENERAL ATLANTIC ENTITIES; POTENTIAL ADVERSE REGULATORY EFFECTS OF CHANGE OF CONTROL

     General Atlantic Corporation and certain of its affiliates (the "General Atlantic Entities") currently own approximately 39% of the Company's Common Stock. Consequently, the General Atlantic Entities have significant influence over the policies and affairs of the Company and are in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's Amended and Restated Certificate of Incorporation and the approval of mergers and sales of the Company's assets. Because of the control position of the General Atlantic Entities, any disposition of Common Stock by the General Atlantic Entities or issuance of stock by the Company that results in a loss of control by the General Atlantic Entities may have material adverse consequences for the Company under applicable federal and state regulations and accrediting agency requirements, including potential loss of eligibility to participate in the Title IV Programs. Upon a change in ownership resulting in a change of control of the Company, as defined in the HEA and the Department of Education's regulations, each Learning Center would lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while it applies to regain eligibility, with the likely loss of a portion of its Title IV funding during the re-approval period. A change of control also would have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Learning Centers.

COMPETITION

     The postsecondary adult education and training market is highly fragmented, with no single institution or company holding a dominant market share. The Company competes for students with vocational and technical training schools, degree-granting colleges and universities, continuing education programs and commercial training programs, some of whom have significantly greater financial resources than the Company. Certain public and private colleges may offer programs similar to those of the Learning Centers at a lower tuition cost due in part to government subsidies, foundation grants, tax-deductible contributions or other financial resources not available to proprietary institutions.

DEPENDENCE ON NEW PROGRAMS; RISKS ASSOCIATED WITH CHANGES IN TECHNOLOGY AND
GROWTH

     The market for the Company's programs and services is characterized by rapidly-changing requirements and characteristics, and the Company's ability to develop and offer new programs and services and to open new locations is subject to extensive state and federal regulation and accrediting agency requirements. If the Company is unable, for financial, regulatory or other reasons, to develop and offer new programs and services in a timely manner in response to changes in the industry, or if programs and services offered by the Company fail to gain or maintain widespread commercial acceptance, the Company's business may be materially and adversely affected.

     The Company offers training programs and services for rapidly-changing information technology. The introduction of information products embodying new technologies and the emergence of new information system standards or services may adversely affect the Company's ability to market its programs and services. This may require the Company to make substantial expenditures to develop new programs and services and to acquire new faculty, equipment and facilities. If the Company is unable, for financial, regulatory or other reasons, to make those expenditures or acquisitions, the Company's business may be materially and adversely affected.

     The Company's ability to meet its future operating and financial goals will depend upon the Company's ability to successfully implement its growth strategy, which will include the introduction of new locations as well as the potential acquisition of assets and programs complementary to the Company's operations. The Company's success in this area will depend on its ability to successfully integrate such new locations, assets and businesses. There can be no assurance that the Company will be able to effectively implement or manage expansion, and any failure to manage growth effectively or any delays in expansion would have a material adverse effect on the Company's business and results of operations.

DEPENDENCE UPON KEY EMPLOYEES

     The Company's success depends to a significant extent upon the continued service of its executive officers and other key personnel. None of the Company's executive officers or key employees is subject to an employment or non-competition agreement. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

GENERAL

     Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the education and training industry, changes in earnings estimates and recommendations by analysts or other events.

                          PART II -- OTHER INFORMATION


ITEM 1.    Legal Proceedings.

           Not applicable.

ITEM 2.    Changes in Securities.

           Not applicable.

ITEM 3.    Defaults Upon Senior Securities.

           Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

           Not applicable.

ITEM 5.    Other Information.

           Not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits

                 A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.


           (b)   Reports on Form 8-K

                 None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        COMPUTER LEARNING CENTERS, INC.


                                        BY:
                                            -----------------------------
                                            CHARLES L. COSGROVE
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                            OFFICER (PRINCIPAL FINANCIAL
                                            OFFICER)

Date: June 13, 1996

                                INDEX TO EXHIBITS


EXHIBIT NO. FILING           DESCRIPTION                                    PAGE NO. IN THIS FILING
- - ------------------           -----------                                    -------------------------
    3.1                Second Amended and Restated Certificate of          Incorporated by reference to
                       Incorporation of the Registrant.                    Exhibit 3.3 of the Registrant's
                                                                           Report on Form 10-Q filed July 14,
                                                                           1995 (the "Form 10-Q")

    3.2                Amended and Restated Bylaws of the Registrant.      Incorporated by reference to
                                                                           Exhibit 3.4 of the Registrant's
                                                                           Form S-1 Registration Statement as
                                                                           amended, filed March 29, 1995
                                                                           (No. 33-90716)(the "Form S-1")


    4.1                Form of Certificate for Shares of the               Incorporated by reference to Exhibit
                       Registrant's Common Stock.                          4.1 of the Form S-1


   10.1                1995 Stock Incentive Plan, as amended
                       by the Board of Directors on March 23, 1996.        Page 18


   11.1                Statement re Computation of Per Share Earnings      Page 28

   27                  Financial Data Schedule                             Page 29
