Form 10-Q
period 1996-07-31
COMPUTER LEARNING CENTERS INC
filed 1996-09-04
CIK 943206

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES ACT OF 1934

For the quarterly period ended July 31, 1996

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


Yes    X      No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS                                   OUTSTANDING AT AUGUST 30, 1996
    -----                                   ------------------------------
Common Stock, $.01 par value                           4,438,567

                        COMPUTER LEARNING CENTERS, INC



                                    INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
- - ------------------------------                                              ----

    ITEM 1                      FINANCIAL STATEMENTS
                                Consolidated Balance Sheet                    3
                                Consolidated Statement of Operations          4
                                Consolidated Statement of Cash Flows          5
                                Notes to Consolidated Financial Statements    6

    ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS                                    7



PART II - OTHER INFORMATION
- - ---------------------------
    ITEM 1                      Legal Proceedings                            13

    ITEM 2                      Changes in Securities                        13


    ITEM 3                      Defaults Upon Senior Securities              13



    ITEM 4                      Submission of Matters to a Vote of
                                   Security Holders                          13

    ITEM 5                      Other Information                            13

    ITEM 6                      Exhibits and Reports on Form 8-K             13


SIGNATURES                                                                   14
- - ----------

                       COMPUTER LEARNING CENTERS, INC.
                         CONSOLIDATED BALANCE SHEET
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                              AS OF                AS OF
                                                          JULY 31, 1996       JANUARY 31, 1996
                                                       -------------------   -----------------
                                                           (Unaudited)
ASSETS:

Current assets:
  Cash and cash equivalents                                  $11,294              $ 8,260
  Accounts receivable, net of allowance for doubtful
    accounts of $1,642 and $1,507, respectively               21,037               19,095
  Prepaid expenses and other current assets                    2,700                2,280
                                                             -------              -------
      Total current assets                                    35,031               29,635
                                                             -------              -------

Fixed assets, net                                              6,499                4,434
Intangible assets, net of amortization                         3,229                3,410
Other long-term assets                                         3,242                2,329
                                                             -------              -------
      Total assets                                           $48,001              $39,808
                                                             -------              -------
                                                             -------              -------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Trade accounts payable                                     $ 1,957              $   958
  Accrued employee costs                                       1,916                1,333
  Accrued other expenses                                       1,940                1,968
  Deferred revenues                                           20,243               16,834
                                                             -------              -------
      Total current liabilities                               26,056               21,093
                                                             -------              -------
Other long-term liabilities                                    1,698                1,559
                                                             -------              -------
      Total liabilities                                       27,754               22,652
                                                             -------              -------
Stockholder's equity:
  Common stock, $.01 par value, 10,000,000 authorized
    shares, 4,438,567 and 4,329,515 shares issued and
    outstanding, respectively                                     44                   43
  Additional paid-in capital                                  16,351               15,749
  Less - Subscription note receivable for 70,649 common
    shares at $9.43 per share                                   (666)                (666)
  Net unrealized gain on securities available for sale           235                  211
  Retained earnings                                            4,283                1,819
                                                             -------              -------
      Total stockholder's equity                              20,247               17,156
                                                             -------              -------
      Total liabilities and stockholder's equity             $48,001              $39,808
                                                             -------              -------
                                                             -------              -------

                 The accompanying notes are an integral part of these consolidated financial statements.

                       COMPUTER LEARNING CENTERS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                       FOR THE THREE-MONTH               FOR THE SIX-MONTH
                                                      PERIOD ENDED JULY 31,            PERIOD ENDED JULY 31,
                                                      ---------------------            ---------------------
                                                         1996        1995                 1996        1995
                                                      ---------   ---------            ---------   ---------
Revenues                                                $14,977     $10,659              $28,983     $21,544
Costs and expenses:
  Cost of instruction and services                        8,247       6,196               15,786      12,497
  Selling and promotional                                 2,574       1,950                5,059       3,835
  General and administrative                              1,490         843                2,675       1,776
  Provision for doubtful accounts                           536         522                1,284       1,318
  Amortization of intangible                                 91          91                  181         181
                                                        -------     -------              -------     -------
                                                         12,938       9,602               24,985      19,607

Income before interest expense                            2,039       1,057                3,998       1,937
Interest (income) expense, net                             (110)         67                 (214)        256
                                                        -------     -------              -------     -------
Income before income taxes and
  discontinued operations                                 2,149         990                4,212       1,681
Provision for income taxes                                  892         435                1,748         772
                                                        -------     -------              -------     -------
Income from continuing operations before
  discontinued operations                                 1,257         555                2,464         909
                                                        -------     -------              -------     -------
Income (loss) from discontinued operations, net of
  applicable income tax                                      --         199                   --      (1,065)
                                                        -------     -------              -------     -------

Net income (loss)                                       $ 1,257     $   754              $ 2,464       ($156)
                                                        -------     -------              -------     -------
                                                        -------     -------              -------     -------
Earnings (loss) per share:
Income per share from continuing operations,
  actual-1996;  pro forma-1995                            $0.27       $0.15                $0.54       $0.28
Pro forma income (loss) per share from
  discontinued operations-1995                               --        0.05                   --       (0.33)
                                                        -------     -------              -------     -------
Net income (loss) per share, actual-1996;
  pro forma -1995                                         $0.27       $0.20                $0.54      ($0.05)
                                                        -------     -------              -------     -------
                                                        -------     -------              -------     -------
Weighted average number of shares outstanding,
  actual-1996;  pro forma-1995                        4,687,896   3,722,492            4,581,202   3,247,765
                                                      ---------   ---------            ---------   ---------
                                                      ---------   ---------            ---------   ---------
Earnings per share assuming full dilution:
Net income per share                                      $ .27                            $ .52
                                                      ---------                        ---------
                                                      ---------                        ---------

Weighted average number of shares outstanding         4,742,268                        4,738,218
                                                      ---------                        ---------
                                                      ---------                        ---------
Supplemental pro forma income
  per share from continuing operations-1995                           $0.14                            $0.25
                                                                  ---------                        ---------
                                                                  ---------                        ---------
Supplemental pro forma weighted
  average number of shares outstanding-1995                       4,311,025                        4,266,471
                                                                  ---------                        ---------
                                                                  ---------                        ---------


                 The accompanying notes are an integral part of these consolidated financial statements.

                       COMPUTER LEARNING CENTERS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                        (DOLLAR AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                         FOR THE SIX-MONTH PERIOD ENDED JULY 31,
                                                         ---------------------------------------
                                                                1996                  1995
                                                              --------              ---------
Cash flows from operating activities:

Net income (loss)                                             $ 2,464               $   (156)
Adjustments to reconcile net income to
 Cash provided by operating activities:
  Provision for doubtful accounts                               1,284                  1,318
  Depreciation                                                    892                    644
  Amortization of intangible and other assets                     181                    181

Changes in net assets and liabilities:
  Accounts receivable                                          (2,933)                  (830)
  Prepaid expenses and other current assets                      (359)                   122
  Net assets of discontinued operations                            --                  1,155
  Other long-term assets                                         (913)                   172
  Trade accounts payable                                          999                    204
  Accrued employee costs                                          583                     25
  Accrued other expenses                                          (28)                  (748)
  Deferred revenues                                             3,409                    616
  Other long-term liabilities                                     139                     57
                                                              --------              --------
      Cash provided by operating activities                     5,718                  2,760
                                                              --------              --------
Cash flows from investing activities:
  Capital expenditures                                         (2,957)                  (701)
  Increase in restricted cash                                      --                    700
  Perkins matching contributions                                   --                    (82)
  Product development                                             (37)                    --
                                                              --------              --------
      Cash used for investing activities                       (2,994)                   (83)
                                                              --------              --------
Cash flows from financing activities:
  Borrowings from long-term debt                                   --                  9,694
  Repayments of long-term debt                                     --                (26,560)
  Proceeds from issuance of common stock                           --                 14,847
  Exercise of employee stock options                              310                     --
                                                              --------              --------
      Cash provided by (used for) financing activities            310                 (2,019)
                                                              --------              --------
    Net increase in cash and cash equivalents                   3,034                    658
    Cash and cash equivalents, beginning of period              8,260                  4,753
                                                              --------              --------
    Cash and cash equivalents, end of period                  $11,294               $  5,411
                                                              --------              --------
                                                              --------              --------


                 The accompanying notes are an integral part of these consolidated financial statements.

                       COMPUTER LEARNING CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The interim consolidated financial statements include the accounts of Computer Learning Centers, Inc., (the "Company"), and, for the quarter and six months ended July 31, 1995 the discontinued operations of Blessing/White Inc. ("Blessing White") and Comprehensive Learning Concepts (UK) Limited ("UK Ltd.") which were spun off to stockholders at the public offering date (see Note 3). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

2. In conjunction with the Company's initial public offering (see Note 3), the Company effected the repurchase of certain shares of its Class B Preferred Stock, all shares of its Class C Preferred Stock and all of the Common Stock Warrants. Shares of Class B and Class C Preferred Stock were repurchased at their book value and the Common Stock Warrants were purchased for an aggregate price of $986,000, or approximately $5.24 per share purchasable thereunder. The Company issued subordinated notes aggregating $4,111,400 in consideration of these repurchases, which amounts were repaid from the proceeds of the offering. In addition, all outstanding shares of Preferred Stock were converted into 1,826,205 shares of Common Stock.

    In conjunction with the Company's initial public offering, the Company transferred $500,000 cash and its shares of UK Ltd and Mohr Development to Blessing/White, cancelled a related note receivable from Blessing/White, distributed pro rata the outstanding common stock of Blessing/White to the holders of common stock of the Company and distributed pro rata the outstanding preferred stock of Blessing/White to the holders of the preferred stock of the Company.

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

    In conjunction with the initial public offering, an approximate .314 reverse stock split became effective on May 31, 1995. The accompanying financial statements have been restated to reflect the reverse stock split.

4. Earnings (loss) per common and common equivalent share (pro forma for the quarter and six months ended July 31, 1995) is computed using the weighted average number of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued under various benefit plans. The treasury stock method was used to measure the dilutive effect and common equivalent shares were determined using the weighted average market price. The unaudited fully diluted income per share from continuing operations for the three and six months ended July 31, 1996 is equal to historical income from continuing operations divided by the unaudited fully diluted weighted average number of shares outstanding. The unaudited fully diluted weighted average number of shares outstanding is based upon the number of common shares and dilutive common share equivalents from stock options outstanding at July 31, 1996, using the treasury stock method. The treasury stock method for fully diluted income per share from continuing operations assumes that the options are exercised at the closing market price on July 31, 1996.

5. Supplemental pro forma income per share from continuing operations is equal to supplemental pro forma income from continuing operations divided by the supplemental pro forma weighted average number of shares outstanding. Supplemental pro forma income from continuing operations is derived by adjusting historical income from continuing operations to give effect to the reduction of interest expense ($54,000 net of applicable tax for the quarter ended July 31, 1995 and $150,000 net of applicable tax for the six months ended July 31, 1995) relating to the repayment as of February 1, 1995 of long-term indebtedness totalling $9.5 million. The number of shares used in the computation of supplemental pro forma income per share from continuing operations is based upon the number of shares of common stock and common stock equivalents, using the treasury stock method, after giving effect to (i) the repurchase transactions referred to in Note 2, (ii) the recapitalization referred to in Note 2 and 3 above, and (iii) the conversion of the Company's outstanding preferred stock referred to in Note 2, increased by the estimated amount of additional shares required to be sold at the initial public offering price to repay such indebtedness and the subordinated notes payable to affiliates of two of the Company's preferred stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

    The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:


                                          FOR THE THREE MONTH PERIOD     FOR THE SIX MONTH PERIOD
                                               ENDED JULY 31,                 ENDED JULY 31,
                                          --------------------------     ------------------------
                                            1996           1995            1996           1995
                                            -----          -----           -----          -----
Revenues                                    100.0%         100.0%          100.0%         100.0%
                                            -----          -----           -----          -----

Costs and expenses:
  Instruction costs and services             55.1           58.1            54.5           58.0
  Selling and promotional                    17.2           18.3            17.5           17.8
  General and administration                  9.9            7.9             9.2            8.3
  Provision for doubtful accounts             3.6            4.9             4.4            6.1
  Amortization of intangible                   .6             .9              .6             .8
                                            -----          -----           -----          -----
    Total costs and expenses                 86.4           90.1            86.2           91.0
                                            -----          -----           -----          -----

Income before interest expense               13.6            9.9            13.8            9.0
Interest (income) expense, net                (.7)            .6             (.7)           1.2
                                            -----          -----           -----          -----

Income from continuing operations before
  income taxes                               14.3            9.3            14.5            7.8
Provision for income taxes                    5.9            4.1             6.0            3.6
                                            -----          -----           -----          -----

Income from continuing operations             8.4%           5.2%            8.5%           4.2%
                                            -----          -----           -----          -----
                                            -----          -----           -----          -----


THREE MONTHS ENDED JULY 31, 1996 COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1995

Revenues increased by 40.2% to $15.0 million in the second quarter of 1996 from $10.7 million in the second quarter of 1995 due primarily to an increase in enrollments from 1995 to 1996, the growing popularity of the Company's longer programs, including Associate Degree programs, and the continuing enrollment growth at the three new Learning Centers. Revenues from Advantec Institute ("AI"), formerly Professional Development Services, increased 165% to $592,000 in the second quarter of 1996 from $223,000 in the second quarter of 1995 due primarily to an increase in the number of students trained and students being trained in longer and higher tuition value programs.

Student enrollment for the three months ended July 31, 1996 was 2,130, a 42.8% increase from the second quarter of 1995. Student enrollment at all of the Company's Learning Centers which have been open for more than one year increased 25.7%, yielding an increase in same

Center student population of 14.4%. Ending student population at July 31, 1996 and 1995 was 5,342 and 4,386 respectively, an increase of 21.8%.

Instruction costs and services increased by 32.3% to $8.2 million in the second quarter of 1996 from $6.2 million in the second quarter of 1995 primarily due to the direct costs necessary to support the increase in the student population and the opening of three new Learning Centers. These direct costs consist primarily of faculty and staff compensation and related benefits, and facilities costs including rent and depreciation. Instruction costs and services as a percentage of revenues decreased to 55.1% in the second quarter of 1996 from 58.1% in the second quarter of 1995 due to greater revenues being spread over the fixed costs related to instructional services.

Selling and promotional expenses increased by 30.0% to $2.6 million in the second quarter of 1996 from $2.0 million in the second quarter of 1995 due primarily to increased marketing and advertising to support the growth in enrollments. The increase relates primarily to the three new Learning Centers operating in the second quarter of 1996 which accounted for $374,000
or 62.3% of the increase in selling and promotional expenses.   For the
quarter ending July 31, 1995, the Company completed additional commercials and marketing activities which totalled $175,000. The Company anticipates incurring a similar level of expenses in the remainder of 1996. Selling and promotional expenses as a percentage of revenues decreased to 17.2% in the second quarter of 1996 from 18.3% in the second quarter of 1995.

General and administrative expenses increased 77.9% to $1.5 million in the second quarter of 1996 from $843,000 in the second quarter of 1995, due primarily to increased number of personnel and increases in salaries and related benefits associated with supporting the growth of the business. General and administrative expense as a percentage of revenues equalled 9.9% in the second quarter of 1996 compared to 7.9% in the second quarter of 1995.

Provision for doubtful accounts increased by 2.7% to $536,000 in the second quarter of 1996 from $522,000 in the second quarter of 1995. Provision for doubtful accounts as a percentage of revenues equalled 3.6% in the second quarter of 1996 compared to 4.9% in the second quarter of 1995. This is primarily the result of improved financial aid processing and improved credit and collection activities. During the quarter, the Company also received approval to participate in the Federal Title IV financial aid programs in the three new Learning Centers.

Amortization of intangibles equalled $91,000 in the second quarter of 1996 and the second quarter of 1995 as there has been no change in the gross amount of the Company's only remaining intangible asset. The asset consists of the Department of Education certification, which has a remaining life of approximately nine years.

The Company realized net interest income of $110,000 in the second quarter of 1996, compared to net interest expense of $67,000 in the second quarter of 1995 primarily as a result of the 1996 interest generated by invested cash balances and the 1995 repayment of debt from the proceeds of the initial public offering.

SIX MONTHS ENDED JULY 31, 1996 COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1995

     Revenues increased 34.9% to $29.0 million for the six months ended July 31, 1996 from $21.5 million for the comparable period of the prior year due primarily to an increase in enrollments at the Company's existing Learning Centers, the opening of three new Learning Centers during the period and the growing popularity of the Company's longer programs, including Associate
Degree programs. Revenues from AI increased 82.0% to $961,000 for the six months ended July 31, 1996 from $528,000 for the comparable period of the prior year due primarily to an increase in the number of students trained and students attending higher tuition programs.

     Student enrollment for the six months ended July 31, 1996 was 4,094, a 31.4% increase from the comparable period for the prior year. Student enrollment at all of the Company's Computer Learning Centers open for more than one year increased 18.6%, yielding an increase in same Center student population of 14.4%.

     Costs of instruction and services increased 26.4% to $15.8 million for the six months ended July 31, 1996 from $12.5 million for the comparable period of the prior year due primarily to the direct costs necessary to support the increase in the student population and the opening of three new Learning Centers. These direct costs consist primarily of faculty and staff compensation and related benefits and facilities costs, including rent and depreciation. Costs of instruction and services as a percentage of revenues decreased to 54.5% for the six months ended July 31, 1996 from 58.0% for the comparable period of the prior year due to greater revenues being spread over the fixed costs related to instructional services.

     Selling and promotional expenses increased 34.2% to $5.1 million for the six months ended July 31, 1996 from $3.8 million for the comparable period of the prior year due primarily to increased marketing and advertising to support the growth in enrollments and as a result of having three new Learning Centers operating in the first six months of fiscal 1997 versus one new Learning Center opened during the comparable period in the prior year. These three new Learning Centers accounted for $738,000, or 56.7%, of the increase in selling and promotional expenses. For the six months ended July 31, 1995, the Company completed production of additional television commercials and related marketing activities, which totalled $298,000. The Company anticipates incurring a similar level of these expenses in the second half of fiscal 1997. Selling and promotional expenses as a percentage of revenues decreased to 17.5% for the six months ended July 31, 1996 from 17.8% for the comparable period of the prior year.

     General and administrative expenses increased 50.0% to $2.7 million for the six months ended July 31, 1996 from $1.8 million for the comparable period of the prior year, due primarily to an increased number of personnel and increases in salaries and related benefits associated with supporting the growth of the business, as well as performance-based incentive compensation expense. General and administrative expense as a percentage of revenues equalled 9.2% for the six months ended July 31, 1996 compared to 8.3% for the comparable period of the prior year.

     Provision for doubtful accounts decreased 2.5% to $1,284,000 for the six months ended July 31, 1996 from $1,318,000 for the comparable period of the prior year. Provision for doubtful accounts as a percentage of revenues equalled 4.4% for the six months ended July 31, 1996 compared to 6.1% for the comparable period of the prior year. This was primarily the result of improved financial aid processing and improved credit and collection activities. During the six months ended July 31, 1996, the Company also received approval to participate in the Title IV Programs in the three new Learning Centers.

     Amortization of intangibles equalled $181,000 for the six months ended July 31, 1996 and for the comparable period of the prior year as there has been no change in the gross amount of the Company's only remaining intangible asset. The asset consists of the Department of Education certifications, which has a remaining life of approximately nine years.

The Company realized net interest income of $214,000 for the six months ended July 31, 1996, compared to net interest expense of $256,000 for the comparable period of the prior year primarily as a result of the 1996 interest generated by invested cash balances and the 1995 repayment of debt from the proceeds of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $3.0 million for the six-month period ended July 31, 1996. Cash generated from operations in the first six months of the fiscal year as compared to the prior year period increased by approximately $3.0 million due primarily to the difference in net income for the comparable periods. Excluding cash flow provided by discontinued operations, cash provided from continuing operations would have increased by approximately $3.0 million in 1996 versus 1995. Capital expenditures increased to $3.0 million in 1996 from $701,000 in 1995 primarily as a result of purchasing the necessary capital equipment for three new
Learning Centers opened during the first six months of 1996.   As of July 31,
1996, the Company had outstanding approximately $291,000 of fixed asset purchase orders. The Company had a $5.0 million secured line of credit with a bank to be used for working capital purposes. The line of credit expired on May 15, 1996 but was subsequently extended through July 15, 1996 to allow the
Company to negotiate a new credit facility.   The Company is currently
completing negotiations on a new multi-year revolving credit agreement. The Company believes that current balances of cash and cash equivalents and cash provided from operations are sufficient to fund its operating needs and capital spending for the foreseeable future.

STUDENT LOAN DEFAULTS

The Chicago Learning Center's federal fiscal year ("FY") 1993 student loan cohort default rate ("cohort default rate") as published exceeds 25% which, if accurate, would result in three consecutive years of default rates that exceed the U. S. Department of Education ("Department") 25% threshold. The Company believes the published rates as calculated by the Department, contain errors which, if a sufficient number are agreed to and thereby corrected by the Department, could reduce at least one of those final cohort default rates below 25%. Pursuant to the Department's procedures, the Company has submitted appeals of the Learning Center's FY 1991, FY 1992 and FY 1993 rates setting forth evidence of such errors. The Department has decided the appeal for the Learning Center's FY 1992 cohort default rate, which remains above 25%, but the FY 1991 and FY 1993 appeals, submitted June 28, 1996 remain pending.

Depending on the ultimate resolution of those appeals, the Chicago Learning Center's eligibility to participate in the Federal Family Education Loan ("FFEL") programs could be subject to termination, and, under a recently enacted statute, that Learning Center's students could lose access to Federal Pell Grant funds until July 1997. The Chicago Learning Center will remain eligible to participate in Title IV Programs pending the resolution of its FY 1991 and FY 1993 cohort default rate appeals. The Company cannot predict when the Department might decide the Chicago Learning Center's appeals or the outcome of such appeals.

The Company has received the FY 1994 preliminary cohort default rates for the Chicago and Philadelphia Learning Centers; the preliminary figures were 20.2% and 27.4%, respectively. The Department issues preliminary default rates to allow institutions the opportunity to review and, if necessary, challenge the student loan default data to ensure their accuracy before the final rates are published. The Company has challenged certain data contained in the Philadelphia Learning Center's 1994 preliminary default rate, and is awaiting the resolution of that challenge.

Because the governing statute requires that FFEL eligibility be based on the three most recent years for which cohort default rate data are available, the Company believes that the preliminary FY 1994 default rate for the Chicago Learning Center, which has not been challenged by the Company, should be deemed the most recent cohort default rate and therefore sufficient to allow the Chicago Learning Center to retain its eligibility regardless of the outcome of its prior year appeals. Although in a communication unrelated to the Company the Department has asserted a contrary position, the Company is prepared to contend its position and pursue all appropriate remedies if necessary. The Company cannot predict when the Department might determine the Chicago Learning Center's FY 1991 or FY 1993 appeals or the outcome of such appeals.

If the Philadelphia Learning Center's FY 1994 cohort default rate is published at 25% or higher, as its FY 1994 default rate has been calculated on a preliminary basis, it would result in three consecutive years of default rates that exceed the 25% threshold. The Company has appealed or plans to appeal, if necessary, the accuracy of all three relevant cohort default rates and the Philadelphia Learning Center will remain eligible to participate in Title IV Programs pending the resolution of all such appeals. Depending on the ultimate resolution of those appeals, the Philadelphia Learning Center's eligibility to participate in the FFEL programs could be subject to termination and, under a recently enacted statute, that Learning Center's students could lose access to Federal Pell Grant Funds until July 1997. The Department of Education has decided the Philadelphia Learning Center's appeal for FY 1992 and, while certain adjustments were made, such default rate remains above 25%. The Company cannot predict when the Department of Education might issue final FY 1994 cohort default rate data or determine the Philadelphia Learning Center's FY 1993 appeal.

In June 1995, the Department changed its methodology used to calculate when certain loans default. This change in methodology, which was retroactively applied to the FY 1993 cohort default rate, has been challenged on several grounds in a lawsuit filed in the District Court of New York by a coalition of New York proprietary schools. Based upon its internal records, the Company believes that the FY 1994 cohort default rate would be less than 25% if such rate were calculated under the methodology in effect until early 1995 when the Department changed its methodology used to determine when certain loans are counted in default for cohort default rate purposes. This change is methodology, which was retroactively applied to the FY 1993 cohort default rate, has been challenged on several grounds in a lawsuit filed in the District Court of New York by a coalition of New York proprietary schools. The Company cannot predict when the Department might determine the Philadelphia Learning Center's appeals or the eventual outcome of the aforementioned litigation.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements made in this Report on Form 10-Q and presented elsewhere by management from time to time.

POTENTIAL ADVERSE EFFECTS OF REGULATION

    As educational institutions that participate in various federal and state financial aid programs, the Company and the Learning Centers are subject to extensive governmental regulation. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations promulgated thereunder, subject the Company, the Learning Centers and all other higher education institutions eligible to participate in the various federal student financial aid programs under Title IV of the HEA (the "Title IV Programs") to significant regulatory scrutiny. The termination or material limitation of the ability of the Company or any of the Learning Centers to participate in the Title IV Programs would have a material adverse effect on the Company.


    Because certain statutory and regulatory provisions impose significant requirements on the Company and the Learning Centers and because the agency administering these regulations, the Department has not fully developed administrative interpretations of certain of the statutory and regulatory provisions, it is not clear how the requirements imposed by statute and regulations will be applied and interpreted. In addition, changes in or new interpretations of the HEA, its implementing regulations or other applicable laws, rules or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities or costs of doing business of the Company or one or more of the Learning Centers. The failure to maintain or renew any required regulatory approvals, accreditations or authorizations by the Company or any of the Learning Centers would have a material adverse effect on the Company.

    The violation of federal requirements governing participation in the Title IV Programs or of state or accrediting agency requirements governing the provision of educational services by the Company or any Learning Center could result in the restriction or loss by the Company or a Learning Center of its ability to participate in government funding programs or to offer education and training programs. Any such loss or restriction would have a material adverse effect on the Company. Furthermore, current statutes or regulations or statutory or regulatory standards that become effective in the future may be applied or interpreted by the government in ways that will delay or change the Company's expansion plans or otherwise adversely affect the operation of the Learning Centers and their participation in the Title IV Programs. In addition, all government-provided student financial aid programs, including the Title IV Programs, are subject to the effects of federal and state budgetary processes and the possible elimination or consolidation of the Department and there can be no assurance that government funding for the financial aid programs in which the Company's students participate will continue to be available or be maintained at current levels. The loss of funding or a reduction in funding levels for the Title IV Programs would have a material adverse effect on the Company.

CONTROL BY GENERAL ATLANTIC ENTITIES; POTENTIAL ADVERSE REGULATORY EFFECTS OF CHANGE OF CONTROL

    General Atlantic Corporation and certain of its affiliates (the "General Atlantic Entities") currently own approximately 38% of the Company's Common Stock. Consequently, the General Atlantic Entities have significant influence over the policies and affairs of the Company and are in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's Amended and Restated Certificate of Incorporation and the approval of mergers and sales of the Company's assets. Because of the control position of the General Atlantic Entities, any disposition of Common Stock by the General Atlantic Entities or issuance of stock by the Company that results in a loss of control by the General Atlantic Entities may have material adverse consequences for the Company under applicable federal and state regulations and accrediting agency requirements, including potential loss of eligibility to participate in the Title IV Programs. Upon a change in ownership resulting in a change of control of the Company, as defined in the HEA's and the Department's regulations, each Learning Center would lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while it applies to regain eligibility, with the likely loss of a portion of its Title IV funding during the re-approval period. A change of control also would have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Learning Centers.


COMPETITION

    The postsecondary adult education and training market is highly fragmented, with no single institution or company holding a dominant market share. The Company competes for students with vocational and technical training schools, degree-granting colleges and universities, continuing education programs and commercial training programs. Certain public and private colleges may offer programs similar to those of the Learning Centers at a lower tuition cost due in part to government subsidies, foundation grants, tax-deductible contributions or other financial resources not available to proprietary institutions.

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

ITEM 1.  Legal Proceedings.
               Not applicable.

ITEM 2.  Changes in Securities.
               Not applicable.

ITEM 3.  Defaults Upon Senior Securities.
               Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.


         The Company's 1996 Annual Meeting of Stockholders was on July 11, 1996. In attendance, in person or by proxy were 3,087,116 shares, or, approximately 71% of total shares outstanding. The following actions were taken:

1. Election of two Class I Directors to serve until the 1999 Annual Meeting of Stockholders. The two nominees, Reid R. Bechtle and Harry H. Gaines were re-elected by the following vote:


         NOMINEE                 FOR             AGAINST         NON-VOTE
         -------                 ---             -------         --------
         Mr. Bechtle         3,086,616             500               0
         Mr. Gaines          3,086,616             500               0

2. Amendment to the Company's 1995 Stock Incentive Plan ("the Plan") increasing from 86,820 to 486,820 the aggregate number of shares of Common Stock authorized for issuance under the Plan. The amendment to the Plan was approved by the following vote:

                                 FOR            AGAINST         NON-VOTE
                             ---------          -------         --------
                             2,055,441           67,400          964,275

3. Appointment of Auditors. The Board's reappointment of Price Waterhouse LLP as the Company's independent accountants for the current fiscal year was ratified as follows:

                                 FOR            AGAINST         NON-VOTE
                             ---------          -------         --------
                             3,086,616             500                0

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


                                      COMPUTER LEARNING CENTERS, INC.


                                      BY:
                                         --------------------------------------
                                          CHARLES L. COSGROVE
                                          VICE PRESIDENT AND CHIEF FINANCIAL
                                          OFFICER (PRINCIPAL FINANCIAL OFFICER)


Date:  September 3, 1996

                             INDEX TO EXHIBITS

    EXHIBIT NO.
      FILING        DESCRIPTION                              PAGE NO. IN THIS FILING
   -----------      ---------------------------------        -------------------------
       3.1          Second Amended and Restated              Incorporated by reference
                    Certificate of Incorporation of          to Exhibit 3.3 of the
                    the Registrant.                          Registrant's Report on
                                                             Form 10-Q filed July 14,
                                                             1995 (the "Form 10-Q")


       3.2          Amended and Restated Bylaws of           Incorporated by reference
                    the Registrant.                          to Exhibit 3.4 of the
                                                             Registrant's  Form S-1
                                                             Registration Statement as
                                                             amended, filed March 29,
                                                             1995 (No. 33-90716) (the
                                                             "Form S-1")

       4.1          Form of Certificate for Shares           Incorporated by reference
                    of the Registrant's Common               to Exhibit 4.1 of the Stock.
                    Form S-1

      10.1          Office Space Lease, dated April 1,       Page 16
                    1996 and executed May 1, 1996
                    by and between 312 Marshal
                    Avenue Limited Partnership and
                    the Registrant


      10.2          Employment Agreement, dated June 6,      Page 110
                    1996 between Harry H. Gaines and
                    the Registrant

      11.1          Computation of Earnings Per Share        Page 115

      27            Financial Data Schedule                  Page 117