Form 10-Q
period 1996-10-31
COMPUTER LEARNING CENTERS INC
filed 1996-12-16
CIK 943206

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES ACT OF 1934

For the quarterly period ended OCTOBER 31, 1996

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

Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                 Outstanding at December 12, 1996
        -----                                 --------------------------------
Common Stock, $.01 par value                             5,175,123

                           COMPUTER LEARNING CENTERS, INC.

                                        INDEX

                                                                  PAGE
PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements.

            Consolidated Balance Sheets.                              3

            Consolidated Statement of Operations                      4

            Consolidated Statements of Cash Flows.                    5


            Notes to Consolidated Financial Statements.               6


ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.            6


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                           13

ITEM 2.  Changes in Securities.                                      13

ITEM 3.  Defaults Upon Senior Securities                             13

ITEM 4.  Submission of Matters to a Vote of Security  Holders        13

ITEM 5.  Other Information                                           13

ITEM 6.  Exhibits and Reports on Form 8-K.                           13


SIGNATURES                                                           14

                           COMPUTER LEARNING CENTERS, INC.
                             CONSOLIDATED BALANCE SHEETS
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              October 31, 1996    January 31,1996
                                              -----------------   ---------------
                                                 (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                            $25,893    $8,260
  Accounts receivable, net of allowance for doubtful
   accounts of $1,814 and $1,507, respectively          22,502    19,095
  Prepaid expenses and other current assets              3,440     2,280
                                                       -------    ------
      Total current assets                              51,835    29,635
                                                       -------    ------

Fixed assets, net                                        8,363     4,434
Intangible assets, net                                   3,138     3,410
Other long-term assets                                   4,627     2,329
                                                       -------   -------
       Total assets                                    $67,963   $39,808
                                                       -------   -------
                                                       -------   -------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Trade accounts payable                                $2,966      $958
  Accrued employee costs                                 2,071     1,333
  Accrued other expenses                                 2,220     1,968
  Deferred revenues                                     23,669    16,834
                                                        ------    ------
      Total current liabilities                         30,926    21,093
                                                        ------    ------
                                                        ------    ------

Other long-term liabilities                              2,162     1,559
                                                         -----    ------
      Total liabilities                                 33,088    22,652
                                                        ------    ------
                                                        ------    ------

Stockholder's equity:
  Common stock, $.01 par value, 10,000,000 authorized
  shares; 5,079,338 and 4,329,515 issued and
  outstanding shares, respectively                          51        43
  Additional paid-in capital                            28,986    15,749
  Less --  subscription note receivable for
  9,214 and 70,649 common shares at $9.43 per share        (87)     (666)
  Net unrealized gain on securities available for sale     240       211
  Retained earnings                                      5,685     1,819
                                                         -----     -----
      Total stockholders' equity                        34,875    17,156
                                                        ------    ------
      Total liabilities and stockholders' equity       $67,963   $39,808
                                                       -------   -------
                                                       -------   -------

The accompanying notes are an integral part of these consolidated financial statements.

                           COMPUTER LEARNING CENTERS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                For the three-month                For the nine-month
                                              period ended October 31,         period ended October 31,
                                            ----------------------------       ----------------------------
                                              1996                1995           1996                1995
                                            --------            --------       --------            --------
REVENUES                                     $16,888             $12,363        $45,871             $33,907

Costs and expenses:
  Cost of instruction and services             9,317               6,654         25,103              19,151
  Selling and promotional                      3,156               2,148          8,215               5,983
  General and administrative                   1,363               1,019          4,038               2,795
  Provision for doubtful accounts                747                 790          2,031               2,108
  Amortization of intangibles                     91                  91            272                 272
                                             -------             -------        -------             -------
                                              14,674              10,702         39,659              30,309

Income before interest                         2,214               1,661          6,212               3,598
Interest (income) expense, net                  (183)                (71)          (397)                185
                                             -------             -------        -------             -------
Income before income taxes and
  discontinued operations                      2,397               1,732          6,609               3,413
Provision for income taxes                       995                 729          2,743               1,501
                                             -------             -------        -------             -------
Income from continuing operations
 before discontinued operations                1,402               1,003          3,866               1,912
Loss from discontinued operations,
  net of applicable income tax                    --                  --             --              (1,168)
                                             -------             -------        -------             -------
Net income                                    $1,402              $1,003         $3,866              $  744
                                             -------             -------        -------             -------
                                             -------             -------        -------             -------
Earnings (loss) per share:
Income per share from continuing
  operations; (Pro forma--for the
  nine month period ended October 31,
  1995)                                        $0.28               $0.23          $0.81               $0.53
Pro forma loss per share from discontinued
  operations                                   $  --               $  --          $  --              $(0.32)
                                             -------             -------        -------             -------
Net income per share; (Pro forma--for the
  nine month period ended October 31,
  1995)                                        $0.28               $0.23          $0.81               $0.21
                                             -------             -------        -------             -------
                                             -------             -------        -------             -------
Weighted average number of shares
  outstanding; (Pro forma--for the
  nine month period ended October 31,
  1995)                                    4,955,182           4,433,475      4,746,837           3,599,527
                                           ---------           ---------      ---------           ---------
                                           ---------           ---------      ---------           ---------
Supplemental pro forma income per share
  from continuing operations                                                                          $0.48
                                                                                                      -----
                                                                                                      -----
Supplemental pro forma weighted average
  number of shares outstanding                                                                    4,274,934
                                                                                                  ---------
                                                                                                  ---------

The accompanying notes are an integral part of these consolidated financial statements.

                           COMPUTER LEARNING CENTERS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                    For the nine month period ended October 31,
                                                    --------------------------------------
                                                              1996               1995
                                                              ----               ----
Cash flows from operating activities:
  Net income                                                    $3,866             744
  Adjustments to reconcile net income to
  cash provided by operating activities:
     Provision for doubtful accounts                             2,031           2,108
     Depreciation                                                1,684           1,004
     Amortization of intangibles and other assets                  272             272

  Changes in net assets and liabilities:
     Accounts receivable                                        (5,438)         (3,941)
     Prepaid expenses and other current assets                  (1,073)            (26)
     Net assets of discontinued operations                         --            1,258
     Other long-term assets                                     (2,298)           (173)
     Trade accounts payable                                      2,008             458
     Accrued employee costs                                        738             323
     Accrued other expenses                                        842            (327)
     Deferred revenues                                           6,835           3,397
     Other long-term liabilities                                   603             273
                                                                 ------          -----
       Cash provided by operating activities                    10,070           5,370
                                                                ------           -----

  Cash flows from investing activities:
     Capital expenditures                                       (5,613)         (1,518)
     Product development                                           (58)            (61)
     Perkins matching contributions                                 --             (82)
     Decrease in restricted cash                                    --             700
                                                                -------          -----
       Cash used for investing activities                       (5,671)           (961)
                                                                ------           -----

  Cash flows from financing activities:
     Borrowing from long-term debt                                 --            9,694
     Repayments of long-term debt                                  --          (26,594)
     Net proceeds from issuance of stock                         9,954          14,847
     Exercise of stock options                                   2,701              67
     Redemption of subscription note receivable                    579             --
                                                                 -----          ------
         Cash provided by (used for) financing activities       13,234          (1,986)
                                                                ------          -------
  Net increase in cash and cash equivalents                     17,633           2,423
                                                                ------           -----
  Cash and cash equivalents, beginning of period                 8,260           4,753
                                                                 -----         -------

  Cash and cash equivalents, end of period                     $25,893          $7,176
                                                               -------         -------
                                                               -------         -------

The accompanying notes are an integral part of these consolidated financial statements.

                           COMPUTER LEARNING CENTERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1. The Consolidated Financial Statements as of and for the three month and nine month periods ended October 31, 1996 and 1995 have not been audited. However, the financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

2. These Consolidated Financial Statements should be read together with the fiscal year 1996 audited financial statements set forth in Computer Learning Centers, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission.

3. On October 8, 1996, the Company completed a public offering of 1,134,784 shares of the Company's Common Stock at a price of $25.75 per share. The
Company received total net proceeds, after deduction of estimated expenses and underwriting discounts and commissions payable by the Company, of approximately $10.0 million from the sale of 434,783 shares. In connection with the offering, the Company also received approximately $2.1 million from the exercise of options to purchase 203,784 shares of Common Stock and approximately $579,000 for 61,434 shares of Common Stock issued upon payment of subscription notes receivable of certain stockholders. The remaining
434,783 shares were sold by certain Selling Stockholders, and the Company did not receive any proceeds from the sale of those shares.

    On November 7, 1996, the Company sold 65,217 shares of Common Stock pursuant to the Underwriters exercise of an overallotment option. The
Company received total net proceeds, after deduction of estimated expenses and underwriting discounts and commissions payable by the Company, of approximately $1.6 million from the sale of such shares. In connection with the offering, the Company also received approximately $313,000 from the exercise of options to purchase 30,568 shares of Common Stock and approximately $87,000 for 9,214 shares of Common Stock issued upon payment of subscription notes receivable of certain stockholders.

4. Earnings per common and common equivalent share (pro forma for nine months ended October 31, 1995) is computed using the weighted average number of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued under various benefit plans. The treasury stock method was used to measure the dilutive effect and common equivalent shares were determined using the weighted average market price.

5. Supplemental pro forma income per share from continuing operations is equal to supplemental pro forma income from continuing operations divided by the supplemental pro forma weighted average number of shares outstanding. Supplemental pro forma income from continuing operations is derived by adjusting historical income from continuing operations to give effect to the reduction of interest expense.

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

RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:

                                 For the Three Months Ended    For the Nine Months Ended
                                          October 31                 October 31
                                 --------------------------    -------------------------
                                   1996        1995           1996       1995
Revenues                           100.00%    100.00%        100.00%    100.00%

Costs and expenses:
    Instruction cost and services     55.2      53.8           54.7      56.5
    Selling and promotional           18.7      17.4           17.9      17.7
    General and administrative         8.1       8.2            8.8       8.2
    Provision for  doubtful accounts   4.4       6.4            4.5       6.2
    Amortization of intangible         0.5       0.8            0.6       0.8
                                      ----      ----           ----      ----
Total costs and expenses              86.9      86.6           86.5      89.4
                                      ----      ----           ----      ----
                                      ----      ----           ----      ----
Income before interest                13.1      13.4           13.5      10.6
Interest (income) expense, net        (1.1)     (0.6)          (0.9)      0.6
                                      ----      ----           ----      ----
Income from continuing operations
    before income taxes               14.2      14.0           14.4      10.0
Provision for taxes                    5.9       5.9            6.0       4.4
                                      ----      ----           ----      ----
Income from continuing operations      8.3%      8.1%           8.4%      5.6%
                                      ----      ----           ----      ----
                                      ----      ----           ----      ----

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED WITH THE THREE
MONTHS ENDED OCTOBER 31, 1995.

Revenues increased by 36.3% to $16.9 million in the third quarter of 1996 from $12.4 million in the third quarter of 1995 due primarily to an increase in enrollments from 1995 to 1996, the growing popularity of the Company's longer programs, including Associate Degree programs, and the continuing enrollment growth at four new Learning Centers. Revenues from Advantec Institute ("AI"), formerly Professional Development Services, increased
175% to $874,000 in the third quarter of 1996 from $318,000 in the third quarter of 1995 due primarily to an increase in the number of students trained and students being trained in longer and higher tuition value programs.

Student enrollment for the quarter ended October 31, 1996 was 2,574, a 25.8% increase from the third quarter of 1995. Student enrollment at all of the Company's Learning Centers which have been open for more than one year increased 11.0%, yielding an increase in same Center student population of 13.2%. Ending student population at October 31, 1996 and 1995 was 5,937 and 4,790 respectively, an increase of 23.9%.

Instruction costs and services increased by 38.8% to $9.3 million in third quarter of 1996 from $6.7 million in the third quarter of 1995 primarily due to the direct costs necessary to support the increase in the student population and the opening of four new Learning Centers. These direct costs consist primarily of faculty and staff compensation and related benefits, and facilities costs including rent and depreciation. During the third quarter the Company accelerated depreciation in the amount of $243,000 relating to software and hardware utilized exclusively for administrative purposes. The Company has determined that the software and hardware will not be incorporated into the new administrative system currently under development. Instruction costs and services as a percentage of revenue increased to 55.2% in the third quarter of 1996 from 53.8% in the third quarter of 1995.

Selling and promotional expenses increased by 52.4% to $3.2 million in the third quarter of 1996 from $2.1 million in the third quarter of 1995 due primarily to increased marketing and advertising to support the growth in enrollments. The increase relates primarily to the four new Learning Centers operating in the third quarter of 1996 which accounted for $538,000 or 48.9% of the increase in selling and promotional expenses. For the quarter ended October 31, 1996, the Company completed additional commericals which totaled $68,000. Selling and promotional expenses as a percentage of revenues increased to 18.7% in the third quarter of 1996 from 17.4% in the third quarter of 1995.

General and administrative expenses increased 40.0% to $1.4 million in the third quarter 1996 from $1.0 million in the third quarter of 1995, due primarily to increased number of personnel and increases in salaries and related benefits associated with supporting the growth of the business. On June 11, 1996, the Company paid $17,079 to the Department of Education as a result of a program review previously conducted by the Department of Education. On September 19, 1996, the Company received notification from the Department of Education that all liabilities associated with this program review have been satisfied. The Company reversed the remaining reserve of $125,000 resulting in a reduction of general and administrative expenses in the third quarter of 1996. General and administrative expense as a percentage of revenues equaled 8.1% in the third quarter of 1996 compared to 8.2% in the third quarter of 1995.

Provision for doubtful accounts decreased by 5.4% to $747,000 in the third quarter of 1996 from $790,000 in the third quarter of 1995. Provision for doubtful accounts as a percentage of revenues equaled 4.4% in the third quarter of 1996 compared to 6.4% in third quarter of 1995. This decrease is primarily the result of improved financial aid processing and improved credit and collection activities.

Amortization of intangibles equaled $91,000 in the third quarter of 1996 and 1995 as there has been no change in the gross amount of the Company's only remaining intangible asset. The asset consists of the Department of Education certifications, which have a remaining life of approximately nine years.

The Company realized net interest income of $183,000 in the third quarter of 1996, compared to $71,000 in the third quarter of 1995 primarily as a result of the interest generated by invested cash balances associated with the proceeds of the Company s public offerings.

NINE MONTHS ENDED OCTOBER 31, 1996 COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1995

Revenues increased by 35.4% to $45.9 million for the nine months ended October 31, 1996 from $33.9 million for the comparable period of the prior year due primarily to an increase in enrollments at the Company's existing Learning Centers, the opening of four new Learning Centers during the period, and the growing popularity of the Company's longer programs including Associate Degree programs. Revenues from AI increased 112.8% to $1.8 million for the nine months ended October 31, 1996 from$ 846,000 for the comparable period of the prior year due primarily to an increase in the number of students trained and students attending higher tuition programs.

Student enrollment for the nine months ended October 31, 1996 was 6,668, a 29.2% increase from the comparable period for the prior year. Student enrollment at all of the Company's Computer Learning Centers which have been open for more than one year increased 15.6%, yielding an increase in same Center student population of 13.2%.

Costs of instruction and services increased by 30.7% to $25.1 million for the nine months ended October 31, 1996 from $19.2 million for the comparable period of the prior year due primarily to the direct costs necessary to support the increase in the student population and the opening of four new Learning Centers. These direct costs consist primarily of faculty and staff compensation and related benefits and facilities costs, including rent and depreciation. Cost of instruction and services as a percentage of revenues decreased to 54.7% for the nine months ended October 31, 1996 from 56.5% for the prior year due to greater revenues being spread over the fixed costs related to instructional services.

Selling and promotional expenses increased by 36.7% to $8.2 million for the nine months ended October 31, 1996 from $6.0 million for the comparable period of the prior year due primarily to increased marketing and advertising to support the growth in enrollments and as a result of having four new Learning Centers operating in 1996 versus one new Learning Center opened during the comparable period in the previous year. These four new Centers accounted for $1.3 million or 59.1% of the increase in selling and promotional expenses. For the nine months ended October 31, 1996 and 1995, the Company completed production of additional television commercials and related marketing activities, which totaled

$68,000 and $298,000 respectively. The Company anticipates incurring a similar level of these expenses in the fourth quarter of 1996. Selling and promotional expenses as a percentage of revenues increased to 17.9% for the nine months ended October 31, 1996 from 17.7% for the comparable period of the prior year.

General and administrative expenses increased 42.9% to $4.0 million for the nine months ended October 31, 1996 from $2.8 million for the comparable period of the prior year, due primarily to increased number of personnel and increases in salaries and related benefits associated with supporting the growth of the business as well as performance based incentive compensation expense. General and administrative expense as a percentage of revenues equaled 8.8% for the nine months ended October 31, 1996 compared to 8.2% for the comparable period of the prior year.

Provision for doubtful accounts decreased by 4.8% to $2.0 million for the nine months ended October 31, 1996 from $2.1 million for the comparable period of the prior year. Provision for doubtful accounts as a percentage of revenues equaled 4.4% for the nine months ended October 31, 1996 compared to 6.2% for the comparable period of the prior year. This is primarily the result of improved financial aid processing and improved credit and collection activities. During the nine months ended October 31, 1996, the Company also received approval to participate in the Federal Title IV financial aid programs at three of the four new Learning Centers.

Amortization of intangibles equaled $272,000 for the nine months ended October 31, 1996, and 1995 as there has been no change in the gross amount of the Company's only remaining intangible asset. The asset consists of the Department of Education certifications, which have a remaining life of approximately nine years.

The Company realized net interest income of $397,000 for the nine months ended October 31, 1996, compared to net interest expense of $185,000 for the comparable period of the prior year primarily as a result of the 1996 interest generated by invested cash balances and the 1995 repayment of debt from the proceeds of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $17.6 million for the nine month period ended October 31, 1996. Cash generated from operations in the first nine months of 1996 as compared to the prior year period increased by approximately $4.7 million due primarily to the difference in net income for the comparable periods. Excluding cash flow provided by discontinued operations, cash provided from continuing operations would have increased by approximately $ 4.8 million in 1996 versus 1995. Capital expenditures increased to $5.6 million in 1996 from $1.5 million in 1995 primarily as a result of financing leasehold improvements and purchasing the necessary capital equipment for four new Learning Centers opened during the first nine months of 1996.

On October 8, 1996, the Company completed a public  offering of 1,134,784
shares of the Company s Common Stock at a price of $25.75 per share.   The
Company received total net proceeds, after deduction of estimated expenses and underwriting discounts and commissions payable by the Company, of approximately $10.0 million from the sale of 434,783 shares. In connection with the offering, the Company also received approximately $2.1 million from the exercise of options to purchase 203,784 shares of Common Stock and approximately $579,000 for 61,434 shares of Common Stock issued upon payment of subscription notes receivable of certain stockholders. The remaining 434,783 shares were sold by certain Selling Stockholders, and the Company did not receive any proceeds from the sale of those shares.

STUDENT LOAN DEFAULTS

On September 27, 1996, the Company received notification from the U.S. Department of Education ("DOE") that its Chicago Learning Center was unsuccessful in its appeal of the 1991 and 1993 student cohort default rates and as a result was terminated from the Title IV Federal Family Education Loan ("FFEL") and the Federal Pell Grant ("Pell") programs. The loss of eligibility affects only the Chicago Learning Center, which accounted for approximately 11% of the Company's revenues for fiscal 1996.

The Company's Chicago Learning Center remains eligible to participate in the Federal Supplemental Educational Opportunity Grant ("FSEOG") program and the Federal Perkins ("Perkins") loan program. The Company was also notified that it may apply to restore eligibility in the FFEL program October 1, 1997. The federal law which requires institutions to cease participation in the Pell Grant program if it exceeds the cohort default rate limits for participation in the FFEL programs expires on June 30, 1997, and the Company plans to seek resumption of the Pell Grant program participation immediately thereafter.

On October 7, 1996, the Company initiated legal action against the DOE to compel the DOE to recognize the Chicago Learning Center's 1994 cohort default rate of 20.1% as representing the most recent cohort default rate data. The DOE issued the 1994 rate to the Chicago Learning Center in February 1996 and again in June 1996, but maintains that the rate is not final until published by the Secretary of Education later this year. Use of the 1994 cohort default rate would mean that the Learning Center's three most recent cohort default rates were not over 25%, thereby restoring the Chicago Learning Center's eligibility to the FFEL and Pell Grant Programs.

The Company is also challenging the DOE's denial of the Chicago Learning Center's appeal, which was based on errors in the servicing of student loans by lenders and guaranty agencies. Under federal law, improperly serviced student loans may not be charged against an institution's calculated cohort default rate.

The Company cannot predict either the outcome or timing of the litigation referred to above and there can be no assurance that the Company will prevail in such litigation.

The Company has also received the FY 1994 preliminary cohort default rate for the Philadelphia Learning Center of 27.6%. If the Philadelphia Learning Center's final FY 1994 cohort default rate is published at 25% or higher, it would result in three consecutive years of default rates that exceed the 25% threshold, and the Company currently anticipates that it would appeal the accuracy of the FY 1994 cohort default rate. If the ultimate resolution of such appeal were unfavorable, the Philadelphia Learning Center's eligibility to participate in the FFEL programs would be terminated. The Department of Education has decided the appeals of the Philadelphia Learning Center's FY 1992 and FY 1993 cohort default rates, each of which remains above 25%. The Company cannot predict when the Department of Education might publish the final FY 1994 cohort default rate. The Philadelphia Learning Center accounted for approximately 16.7% of the Company's revenues for fiscal 1996. If the Philadelphia Learning Center loses its eligibility to participate in some or all of the Title IV Programs, such loss would have a material adverse effect on the Company.

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

Because certain statutory and regulatory provisions impose significant requirements on the Company and the Learning Centers and because the agency administering these regulations, the DOE has not fully developed administrative interpretations of certain of the statutory and regulatory provisions, it is not clear how the requirements imposed by statute and regulations will be applied and interpreted. In addition, changes in or new interpretations of the HEA, its implementing regulations or other applicable laws, rules or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities or costs of doing business of the Company or one or more of the Learning Centers. The failure to maintain or renew any required regulatory approvals, accreditations or authorizations by the Company or any of the Learning Centers would have a material adverse effect on the Company.

The violation of federal requirements governing participation in the Title IV Programs or of state or accrediting agency requirements governing the provision of educational services by the Company or any Learning Center could result in the restriction or loss by the Company or a Learning Center of its ability to participate in government funding programs or to offer education and training programs. Any such loss or restriction would have a material adverse effect on the Company. Furthermore, current statutes or regulations or statutory or regulatory standards that become effective in the future may be applied or interpreted by the government in ways that will delay or change the Company's expansion plans or otherwise adversely affect the operation of the Learning Centers and their participation in the Title IV Programs. In addition, all government-provided student financial aid programs, including the Title IV Programs, are subject to the effects of federal and state budgetary processes and the possible elimination or consolidation of the DOE and there can be no assurance that government funding for the financial aid programs in which the Company's students participate will continue to be available or be maintained at current levels. The loss of funding or a reduction in funding levels for the Title IV Programs would have a material adverse effect on the Company.

CONTROL BY GENERAL ATLANTIC ENTITIES; POTENTIAL ADVERSE REGULATORY EFFECTS OF CHANGE OF CONTROL

General Atlantic Corporation and certain of its affiliates (the "General Atlantic Entities") currently own approximately 24.7% of the Company's Common Stock. Consequently, the General Atlantic Entities have significant influence over the policies and affairs of the Company and are in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's Amended and Restated Certificate of Incorporation and the approval of mergers and sales of the Company's assets. Because of the control position of the General Atlantic Entities, any disposition of Common Stock by the General Atlantic Entities or issuance of stock by the Company that results in a loss of control by the General Atlantic Entities may have material adverse consequences for the Company under applicable federal and state regulations and accrediting agency requirements, including potential loss of eligibility to participate in the Title IV Programs. Upon a change in ownership resulting in a change of control of the Company, as defined in the HEA's and the DOE's regulations, each Learning Center would lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while it applies to regain eligibility, with the likely loss of a portion of its Title IV funding during the re-approval period. A change of control also would have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Learning Centers.

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

                         PART II -- OTHER INFORMATION

ITEM 1.   Legal Proceedings.

On October 7, 1996, the Company initiated legal action against the DOE to compel the DOE to recognize the Chicago Learning Center's 1994 cohort default rate of 20.1% as representing the most recent cohort default rate data. The DOE issued the 1994 rate to the Chicago Learning Center in February 1996 and again in June 1996, but maintains that the rate is not final until published by the Secretary of Education later this year. Use of the 1994 cohort default rate would mean that the Learning Center's three most recent cohort default rates were not over 25%, thereby restoring the Chicago Learning Center's eligibility to the FFEL and Pell Grant Programs.


The Company is also challenging the DOE's denial of the Chicago Learning Center's appeal, which was based on errors in the servicing of student loans by lenders and guaranty agencies. Under federal law, improperly serviced student loans may not be charged against an institution's calculated cohort default rate. On December 9, 1996 the Department of Education filed a cross-motion for partial summary judgement. CLC must file reply briefs and cross motions by December 20, 1996.


The Company cannot predict either the outcome or timing of the litigation referred to above and there can be no assurance that the Company will prevail in such litigation.

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

            (b)  Reports on Form 8-K

                 Report Date    Event reported
                 9/30/96        Computer Learning Centers, Inc. announces
                                Chicago Learning Center's regulatory decision.

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

                                  COMPUTER LEARNING CENTERS, INC.


                                  By:

                                     Charles L. Cosgrove
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL FINANCIAL OFFICER)

Date:  December 16, 1996

                                INDEX TO EXHIBITS
-----------------------------------------------------------------------------

Exhibit No. Filing      Description                        Page No. In This Filing
-----------------       -----------                        -----------------------

      3.1            Second Amended and Restated           Incorporated by reference to
                     Certificate of Incorporation          Exhibit 3.3 of the Registrant's
                     of the Registrant.                    Report on Form 10-Q filed
                                                           July 14, 1995 (the "Form 10-Q")

      3.2            Amended and Restated Bylaws           Incorporated by reference to
                     of the Registrant.                    Exhibit 3.4 of the Registrant's
                                                           Form S-1 Registration Statement
                                                           as amended, filed March 29, 1995
                                                           (No. 33-90716)(the "Form S-1")

      4.1             Form of Certificate for Shares       Incorporated by reference to
                      of the Registrant's Common Stock.    Exhibit 4.1 of the Form S-1

     10.1             Office Space Lease, dated            Page 16.
                      September 17, 1996 and executed
                      September 17, 1996 by and
                      between Gordon Properties and
                      Gita Begin d/b/a Madison Office
                      Center and the Registrant.

     11.1             Statement re Computation of           Page 52.
                      Per Share Earnings


     27                Financial Data Schedule              Page 54.

