Form 10-K405
period 1997-01-31
COMPUTER LEARNING CENTERS INC
filed 1997-04-30
CIK 943206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ANNUAL REPORT

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended JANUARY 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________
                         COMMISSION FILE NUMBER 0-26040

                        COMPUTER LEARNING CENTERS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 36-3501869
            (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
             INCORPORATION OR ORGANIZATION)
          11350 RANDOM HILLS ROAD, SUITE 240,                                      22030
                FAIRFAX, VIRGINIA 22030                                          (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (703) 359-9333

                    (TELEPHONE NUMBER, INCLUDING AREA CODE)
                         ------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                            ------------------------

    Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at April 28, 1997:

                                  $193,689,070

    Number of shares of Common Stock, $.01 par value, outstanding at April 28, 1997:

                                   7,825,821

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COMPUTER LEARNING CENTERS, INC.
                                   FORM 10-K
                                     INDEX

                                              PART I

Item 1.    Business.....................................................................          1

Item 2.    Properties...................................................................         16

Item 3.    Legal Proceedings............................................................         16

Item 4.    Submission of Matters to a Vote of Security Holders..........................         16

                                              PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........         17

Item 6.    Selected Consolidated Financial Data.........................................         18

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................         19

Item 8.    Financial Statements and Supplementary Data..................................        F-1

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
           Disclosure...................................................................        I-1

                                             PART III

Item 10.   Directors and Executive Officers of the Registrant...........................        I-1

Item 11.   Executive Compensation.......................................................        I-1

Item 12.   Security Ownership of Certain Beneficial Owners and Management...............        I-1

Item 13.   Certain Relationships and Related Transactions...............................        I-2

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............        I-4

Signatures..............................................................................        S-1

                                     PART I

ITEM 1. BUSINESS

    Computer Learning Centers, Inc. ("CLC" or the "Company") provides information technology and computer-related education and training. The Company designs programs and courses to meet current information technology education needs, offering instruction in rapidly growing technologies such as client/server, databases, networking and object-oriented programming. Through its accredited career programs, the Company offers associate degrees and non-degree diplomas in five primary areas of study to adults seeking entry-level jobs in information technology including: business applications; electronics, systems and hardware; programming; networking; and business applications with networking. In addition to its traditional career and associate degree programs, the Company offers its Advantec Institute ("AI") courses in intensive two- to six-week formats for the continuing education and training of information technology professionals. The Company enrolls over 8,000 new students annually at its fourteen locations in California, Illinois, Pennsylvania, Texas, Virginia, Maryland and Michigan. The Company began enrolling students at four new Learning Centers in fiscal 1997 at Plymouth Meeting, Pennsylvania (February
1996), Laurel, Maryland (October 1996), Madison Heights, Michigan (December
1996), and Manassas, Virginia (January 1997).

    Computer Learning Centers, Inc. was incorporated in Delaware in March 1987. The Company's executive offices are located at 11350 Random Hills Road, Suite 240, Fairfax, Virginia 22030, and its telephone number is 703-359-9333.

THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

    The rapidly growing role of information technology in business and government organizations is creating a significant and increasing demand for information technology education and training. The factors driving this growth in demand include the following:

    - Information technology is evolving rapidly, often requiring those already skilled in the field to learn new technologies or broaden their understanding of existing applications. Examples include the widespread migration by businesses from legacy mainframe computer systems to client/server architectures and from conventional software technologies to more contemporary approaches, such as relational databases, groupware and object-oriented programming.

    - As corporate and governmental restructuring continues and employers seek to improve productivity, an increasing number of functions are being automated. As a result, corporate and government organizations need to educate and train existing employees and displaced workers in a broader range of software applications and other information technology skills.

    - According to the Department of Education, the number of students graduating from high school is expected to increase by approximately 21% from 1994 to 2006. This growth will enlarge the pool of candidates for career-oriented education and training, including education and training in information technology skills.

    Providers of information technology education and training include vocational and technical training schools, degree-granting colleges and universities, continuing education programs and commercial training programs. Vocational and technical training schools range from relatively small local market schools focused on teaching a single or limited number of skills to larger institutions that offer information technology training as a subset of a more diversified curriculum. Colleges and universities are structured primarily to serve the needs of the full-time 18- to 24-year old student through four-year programs that are lecture-based and focused on a theoretical presentation of the subject matter rather than on teaching specific career-oriented skills. Continuing education programs tend to cover a broad range of technical and non-technical topics, and such programs generally do not focus on providing career placement for their students. Commercial training providers generally offer fast-paced, one- to five-day courses that are based on the assumption that individuals have a basic familiarity with information technology concepts.

THE CLC APPROACH

    The Company has designed a series of programs it believes are uniquely suited to meet the information technology education and training needs of adults pursuing information technology-related careers. In addition to its traditional career programs aimed at equipping students for entry-level jobs, the Company offers advanced, intensive skill-building courses through its AI course offerings targeted to information technology professionals.

    The Company's traditional career programs are designed to meet the needs of adult students in a number of ways. The focused nature of each program of study enables full-time students to complete their education and training and enter the work force in as little as 8 to 16 months, while maintaining eligibility for financial aid programs. CLC's program schedules are designed to accommodate its students' need for flexibility through programs offered in modular formats with new program start dates each month and convenient morning, afternoon and evening hours. Each Learning Center is equipped with up-to-date computer hardware and software for students' in-class use, and each program requires students to spend at least 50% of their in-school time working directly on a computer. Learning Center faculty members generally have direct experience working in the information technology industry, enabling them to provide students with useful career-related insights and guidance in connection with education and training. CLC designs and operates its programs to provide students with efficient access to various forms of government-supported financial assistance as well as private financing sources. Finally, CLC provides its students with job placement assistance, including assistance with resume writing, interview preparation and employment searches for recent graduates and alumni.

    The Company's AI programs are marketed directly to individuals, commercial organizations and government employees. AI programs provide ongoing technology training to information technology professionals through intensive two- to six-week programs that focus on current and emerging technologies. AI programs provide immediate skills training in technologies such as networking, client/server, programming, databases and the Internet. Programs are offered at AI training facilities in Tysons Corner, Virginia and Laurel, Maryland as well as at client sites. The Company intends to leverage its existing relationships with employers, its career program facilities and its resources and market responsiveness to expand its presence in the professional education and training market.

BUSINESS STRATEGY

    The Company's objective is to strengthen and expand its position as one of the leading providers of information technology education and training programs for adults. To achieve this objective, the Company employs the following key strategies:

        ESTABLISH NEW LEARNING CENTERS. The Company plans to increase the number of its Learning Centers throughout the United States. The expansion will include opening new Learning Centers in areas of the country that the Company currently serves, as well as establishing Learning Centers in new geographical areas.

        BROADEN AVAILABILITY OF ASSOCIATE DEGREE PROGRAMS. The Company is focused on increasing the availability of its existing associate degree programs at each of the Learning Centers. The Company currently offers associate degree programs at seven Learning Centers. The Company believes that expanding its current degree-granting programs at existing Learning Centers and increasing scheduling flexibility will enhance CLC's appeal to a larger population of students.

        DEVELOP NEW PROGRAMS/ENHANCE EXISTING PROGRAMS. The Company will continue to capitalize on new market opportunities by monitoring changes in the information technology industry and developing new education and training programs or enhancing current offerings in response to those changes. The Company is currently evaluating programs or program enhancements in Windows NT, information technology support professional, the Internet and communications. The Company maintains relationships with a wide network of employers who provide the Company with data on trends related to computer and information technology skills.

        EXPAND ADVANTEC INSTITUTE. The Company plans to increase the number of AI course offerings and to expand its AI programs to new locations. The Company intends to continue leveraging its existing relationships with past graduates and employers and its resources and market responsiveness to meet the information technology education and training requirements within companies and government agencies.

        IMPROVE STUDENT OUTCOMES. The Company continually seeks to improve the graduation and placement rates at its Learning Centers by providing extensive academic services and placement assistance. The Company offers tutoring, academic counseling and other services to its students to help them complete their programs of study. In addition, the Company helps students prepare resumes, conduct employment searches and sharpen interviewing skills through its Graduate Placement Services Resource Center.

COMPANY PROGRAMS

    CLC has designed a series of programs to meet the information technology education and training needs of career-minded adults. In addition to its traditional career programs aimed at preparing students for entry-level jobs, the Company offers its AI courses for the continuing education and training of information technology professionals.

    CAREER PROGRAMS

    The Learning Centers offer comprehensive career programs of study in five areas of information technology including: business applications; electronics, systems and hardware; programming; networking; and business applications with networking. Each career program is designed to teach the comprehensive information technology skills required to obtain an entry-level job in the targeted information technology field. The Company offers career programs that allow students to receive either a diploma or a degree. Each diploma program generally follows a standard format ranging in length from 8 months for full-time students to 16 months for part-time students. Seven Learning Centers offer associate degree programs in electronics, systems, and hardware; business applications with networking; and programming. These associate degree programs combine the curricula from a diploma program with state-mandated general education requirements and additional advanced material to create 16-month (full-time) or 32-month (part-time) programs. Program curricula are generally uniform across all Learning Centers and are offered in morning, afternoon and evening sessions depending on market demand.

    Career programs are delivered year-round in a modular format that provides monthly start dates and allows students to complete their education in less time than the Company believes is possible at many other institutions. Each program consists of 8 to 16 modules, with each module lasting approximately one month for full-time students and consisting of a single course with an intensive and focused format. Full-time students typically attend classes for approximately five hours per day, five days per week, with sessions available three evenings per week for part-time students.

    In CLC's career programs, students spend at least 50% of their time in computer labs performing hands-on workplace simulations and their remaining time in classrooms attending lectures and participating in group discussions. Each module is delivered according to an outline and instructor's guide that links an appropriate textbook or books together with visual aids and lab activities to achieve a specific set of student performance outcomes and proficiencies. To foster a professional work environment, the Company requires that students attend classes in business attire. The Company designs and updates curricula to meet current information technology industry standards, offering instruction in widely-used computer applications and information technologies to provide students with marketable skills. In addition, the Company regularly evaluates its curricula and eliminates those elements relating to technologies that have become obsolete or offer significantly fewer or less attractive job opportunities for graduates.

    The primary focus of each career program is to prepare students for employment in their fields of study upon graduation. Graduates of the business applications program have obtained employment as PC specialists, help desk administrators and executive, technical and accounting support personnel. Graduates of the electronics, systems and hardware program have obtained employment as technicians in computer support and network installation and as specialists in the repair of commercial and industrial data processing equipment. The Company's programming curriculum prepares graduates for employment as computer programmers, database administrators and systems analysts. The networking program is designed to prepare students to obtain certification as Certified Novell Engineers and to obtain employment as network administrators, engineers and systems analysts.

    Tuition is fixed at the time of a student's initial enrollment. At January 31, 1997, tuition ranges were from $8,400 to $14,150 for diploma programs and from $16,150 to $18,060 for associate degree programs.

    ADVANTEC INSTITUTE

    The Company currently offers AI courses at its Tysons Corner, Virginia and Laurel, Maryland sites, as well as at client locations. Through AI, the Company delivers training in two- to six-week intensive programs designed to enhance the skills of information technology professionals. The AI programs currently offered include local area network engineering using Novell NetWare and Microsoft NT network operating systems, application development using Oracle 7 and Microsoft (MCSE) development tools, UNIX system administration, C and C++ programming languages and Internet programming languages Java and Perl. Although AI courses are aimed at a different market segment than the Company's traditional career programs, the courses may utilize the same faculty and other resources and are offered within two existing Learning Centers as well as at client locations as of January 31, 1997.

    At January 31, 1997, tuition ranges for AI courses were from $3,500 to $6,995. In fiscal 1997, the Company provided AI training to numerous employees of companies and government organizations, including Bell Atlantic Corporation, GTE Corporation, Hughes Aircraft Corporation, International Business Machines Corporation, PRC/Litton, Inc., TRW Inc., the United States House of Representatives and the United States Department of Defense.

CURRICULUM CRITERIA, REVIEW AND DEVELOPMENT

    The Company has established specific criteria for its programs. Each career program is designed to prepare students for information technology-related entry-level jobs, while each AI course is designed for the retraining or ongoing training of information technology professionals. Career and AI courses are designed to (i) engage adult students by employing hands-on teaching methods;
(ii) train students in computer technology widely used in the work place; (iii) respond to market requirements and train students to satisfy those requirements; and (iv) optimize use of the Company's resources.

    The Company uses several means to ensure that its programs meet these criteria. The Company regularly solicits input directly from employers through a system of Employer Advisory Groups in each of its geographic market areas. These advisory groups meet regularly to discuss the skills required in the information technology field as well as to identify industry trends. In addition, an independent marketing research firm conducts monthly student surveys to help the Company monitor faculty, course and school effectiveness and to gather student input. Historically, student surveys have identified opportunities for improvement and have provided a means of setting quantitative benchmarks. The Company maintains an internal Strategic Product Planning Group that includes senior managers, faculty and other employees. This group meets regularly to analyze input from market research, the Employer Advisory Groups, students, faculty, consultants and management. The Strategic Product Planning Group uses the input to guide the Company's strategic direction and to make recommendations regarding the Company's curricula. Curriculum recommendations are referred to faculty subject matter experts and academic managers for review prior to formal development by curriculum project leaders.

STUDENT CHARACTERISTICS

    The Company's programs are targeted at adults seeking to expand their career opportunities through the acquisition of technical skills and knowledge. At January 31, 1997, 56.4% of CLC's students were college graduates or had some college experience, including 11.2% who had four-year college degrees or higher levels of educational attainment and 15.5% who had two-year degrees. At that time, 27.7% of CLC's students were between 18 and 22 years of age, 50.3% were between 23 and 34, and 22.0% were over 35. Approximately 56% of the student population was male and 44% was female.

    AI students typically are employed by companies and government agencies in positions that require periodic training in current information technology. Generally, these students are relatively sophisticated and knowledgeable users of computers and related technology.

STUDENT RECRUITMENT

    The Company engages in a broad range of activities to make prospective students aware of the programs of study available at the Learning Centers. These activities include television, radio and newspaper advertising, direct mail campaigns and listings in the yellow pages. Currently, all advertising is directed at local markets where Learning Centers are located. The Company monitors the effectiveness of its various marketing efforts by measuring the number of resulting student enrollments. The Company estimates that for fiscal 1997, approximately 46% of its new enrollments resulted from television advertising and approximately 29% of its new enrollments resulted from referrals by current students and graduates.

    The television advertising for each Learning Center is developed and coordinated by CLC's senior management. All advertising includes a local telephone number for direct responses and information about the Learning Center. These responses are received by the admissions department of each Learning Center, where the direct responses are recorded and tracked and then forwarded to an admissions representative who responds to student inquiries. All prospective student inquiries are handled at the local level, where an admissions representative is assigned to each student from initial contact to graduation.

    The Company markets its AI courses to information technology professionals, companies and government agencies through print advertising, direct mailings, telemarketing, radio, trade shows and conferences. The Company employs a sales staff that pursues potential customer contacts resulting from these marketing efforts.

STUDENT ADMISSIONS AND RETENTION

    The Company maintains admissions standards that require each career program student to have proof of a high school diploma or a recognized equivalent such as a General Education Development (GED) certificate. In addition, all career program students must achieve a qualifying score on a scholastic level aptitude exam recognized and approved by the Department of Education. The Company believes admission requirements are important in ensuring that incoming career program students have the necessary academic background and abilities to complete their selected program of study.

    Each Learning Center employs one director of admissions who oversees a staff of admissions representatives. Admissions policies and procedures are established centrally and are monitored both centrally and locally. Admissions representatives are responsible for scheduling an initial appointment with an interested candidate, interviewing the candidate to determine whether he or she meets admissions qualifications and has the necessary motivation and ability to complete the Learning Center's intensive programs of study, testing the candidate to determine his or her aptitude for different programs and counseling qualified candidates about available career paths. The Company's internal compliance department reviews the admissions processes and practices of the individual admissions representatives to monitor compliance with the Company's policies and applicable state and federal requirements.

    The Company focuses significant staff resources on assisting students to overcome the academic, financial and personal obstacles that can interfere with a student's ability to complete his or her career program. Each Learning Center employs a student services manager/counselor who is available to counsel students encountering problems that interfere with their education. To help students overcome financial obstacles, the Company assists students in finding part-time employment when their resources in combination with available financial aid are not adequate to meet their financial needs. Learning Centers' management, faculty and staff performance is measured in part by their ability to ensure that students complete their programs of study. Curricula are designed to include frequent progress reviews and performance measurements of both students and faculty. Tutoring is available and encouraged for students who need additional academic assistance. Student withdrawals prior to program completion have negative regulatory, financial and marketing effects on an educational institution. The average Learning Center retention rates, as calculated under standards of CLC's accrediting agency, the Accrediting Council for Independent Colleges and Schools ("ACICS"), were 74.2% and 72.8%, respectively , for the twelve-month periods ended June 30, 1996 and 1995.

GRADUATE PLACEMENT SERVICES

    The Graduate Placement Services Resource Center is a vital component of each Learning Center's programs. It maintains job postings, coordinates employers' recruiting efforts, provides on-line job search capabilities and maintains a library of career and job search related publications. All career program students are required to attend a 20-hour career development course, which is a series of seminars related to resume writing, interview preparation and employment searches.

    The Company seeks to obtain data on the number of its students employed following graduation. The reliability of this data is largely dependent on information that students and employers provide to the Company. The Company believes that for the 12-month periods ended October 31, 1996 and 1995 for graduates placed through January 31, 1997 and 1996, approximately 90% and 87%, respectively, of its net placeable graduates obtained employment in a field related to their program of study. Net placeable graduates excludes graduates who did not actively pursue employment, were not seeking employment due to health-related situations, continued their education or entered military service.

    Based on information from students and employers who have responded to inquiries, the Company estimates the average annual starting salaries reported for fiscal 1997 graduates of certain programs offered by CLC who obtained employment in fields related to their education were as follows:

                                                             LEARNING CENTER   AVERAGE ANNUAL
PROGRAM                                                     GRADUATES PLACED   STARTING SALARY
----------------------------------------------------------  -----------------  ---------------
Business Applications (Associate Degree and Diploma)......          1,471         $  20,800
Programming (Associate Degree and Diploma)................          1,253         $  26,200
Electronics, Systems and Hardware (Associate Degree and
  Diploma)................................................            506         $  23,200
Networking (Diploma)......................................            389         $  32,900
Business Applications with Networking (Diploma)...........            189         $  23,100

    Average annual starting salaries for Learning Center graduates vary among Learning Centers depending on local employment conditions and other factors. Employers of CLC graduates include small technology-oriented companies as well as major corporations and agencies and their affiliates, including America Online, Inc., Aetna Life and Casualty Company, Bell Atlantic Corporation, Electronic Data Systems, Inc., International Business Machines Corporation, McDonnell Douglas Corporation, Sears Roebuck and Co. and the University of Pennsylvania.

FACULTY

    The Company employs both full-time and part-time faculty who are hired in accordance with criteria established by the Company, ACICS and applicable state licensing authorities. Faculty members are carefully selected on the basis of their knowledge and experience in the information technology field and their ability to develop each student's potential. Faculty members generally have both significant industry experience and educational and technical backgrounds. Faculty members participate in a regular and systematic program of in-house training to improve instruction and curricula. Faculty members participate in educational associations, professional organizations and continuing education in their respective fields.

    After completing each module, students evaluate faculty using a confidential survey prepared and distributed directly to students by an independent marketing research firm. The survey asks students to rate the faculty on effectiveness, fairness, delivery and course content.

ADMINISTRATION AND EMPLOYEES

    Each Learning Center is managed by a local administrative team headed by a director who is accountable for the profitability, regulatory compliance, maintenance of educational quality and placement success of the Learning Center. Each director may report to an area manager who oversees the activities of several Learning Centers grouped by geographic region. Learning Center directors work closely with the area managers to implement marketing plans and curricula, expand capacity and maintain facilities. The Company encourages Learning Center directors to act autonomously in responding to local market conditions. Learning Center directors report either directly, or through an area manager, to the Company's Chief Operating Officer.

    Each local administrative team also includes a director of admissions, a financial aid administrator, a business office manager, a director of education and a director of placement. As of January 31, 1997, the Company employed approximately 592 full-time and 166 part-time employees. In addition, the Company employed 98 CLC students under the Federal Work-Study Program. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

COMPETITION

    The postsecondary adult education and training market is highly fragmented, with no single institution or company holding a dominant market share. The Company competes for students with vocational and technical training schools, degree-granting colleges and universities, continuing education programs and commercial training programs. Certain public and private colleges may offer programs similar to those of the Learning Centers at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to proprietary institutions.

    The Company believes that the Learning Centers' fast paced and intensively focused programs in information technology education and training help the Company attract students. Students may choose CLC over its competitors because of the Company's broad course offerings, relatively short programs, placement services, reputation and starting salaries after graduation. Students may choose CLC instead of a four-year college because they want to enter the work force in a shorter period of time or because a four-year institution does not provide students with the type of focused, comprehensive program that CLC offers. In addition, flexible afternoon and evening courses allow students to maintain their current jobs while attending the Company's programs.

                          FINANCIAL AID AND REGULATION

FINANCING STUDENT EDUCATION

    The majority of Learning Center students participate in one or a combination of several of the federally supported student financial aid programs. The majority of the Company's revenues (approximately 75% in fiscal 1997) are derived from the federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA").

    CLC's financial aid programs are designed to provide financial assistance to students who are enrolled or accepted for enrollment but whose financial resources are inadequate to meet the full cost of their education. Eligibility is determined on the basis of financial need, defined as the difference between the cost of a program of study and the amount a student can reasonably be expected to contribute to educational expenses. The Company uses the national standard need analysis system established by the HEA to determine a student's need for Title IV Program funds. All recipients of financial aid must maintain a satisfactory grade point average and progress toward completion of a career program in order to participate in the financial aid programs.

    Any shortfall between available federal student financial aid awards and a student's need may be fulfilled by a Learning Center's own financing options. In addition, certain of the federally-supported programs require the Company to participate financially in the funding of these programs through legislatively mandated formulas.

    TITLE IV PROGRAMS

    Students at the Learning Centers receive grants and loans to fund the cost of their education under the following Title IV Programs: (i) the Federal Pell Grant ("Pell") program, which accounted in aggregate for approximately 13.7% of the Company's revenues in fiscal 1997; (ii) the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, which accounted in aggregate for approximately 1.8% of the Company's revenues in fiscal 1997; (iii) the Federal Family Education Loan ("FFEL," formerly the Guaranteed Student Loan) program, which accounted in aggregate for approximately 45.0% of the Company's revenues in fiscal 1997 and includes the subsidized and unsubsidized Federal Stafford Loan program (the latter of which replaced Federal Supplemental Loans for Students ("SLS") loans in 1994) and PLUS (parental) loans; (iv) the Federal Perkins loan ("Perkins") program, which accounted in aggregate for approximately 1.0% of the Company's revenues in fiscal 1997; (v) the Federal Work-Study ("Work-Study") program, under which federal funds are made available to provide part-time employment to eligible students based on financial need and pursuant to which the Learning Centers employed approximately 324 students and paid $610,000 in total wages to these students in fiscal 1997; and (vi) the William
D. Ford Federal Direct Loan Program ("FDLP"), which accounted in aggregate for approximately 13.5% of the Company's revenues in fiscal 1997 and which includes the Federal Direct Stafford loans and the Federal Direct Student PLUS loans. The FSEOG, Perkins and Work-Study programs each requires the institutions to make matching contributions in the amount of 25% of all federal funds the institution makes available under each program. During fiscal 1997, the Company did not receive a federal cash contribution for the Perkins program. In fiscal 1997, the 25% matching contribution made by the Company amounted to $374,200 for the FSEOG program, and $153,000 for the Work-Study program.

    AVAILABILITY OF LENDERS

    For a variety of reasons, the number of lenders willing to make federally guaranteed student loans to students at certain proprietary institutions has declined in recent years. Although there can be no assurance that the decline will not affect the Company in the future, to date, this decline has not affected the ability of Learning Center students to obtain federally guaranteed loans. One lending institution currently provides approximately 34% of all loans obtained by Learning Center students under the FFEL program. The Company believes that other lenders would be willing to make such loans to its students if such loans were no longer available from any of its current lenders. In addition, if an eligible institution is unable to identify any lenders willing to make FFEL program loans to the institution's students, the HEA requires that each state secure the availability of a "lender of last resort" to make such loans. Lenders of last resort are not required to provide PLUS loans, which accounted for approximately 5.6% of the Company's revenues in fiscal 1997.

    One student loan guaranty agency currently guarantees nearly 47% of all FFEL loans made to Learning Center students. The Company believes that other guaranty agencies would be willing to guarantee loans to Learning Center students if any of its existing guaranty agencies ceased guaranteeing such loans or reduced the volume of loans guaranteed. As of January 31, 1997, ten of the twelve eligible Learning Centers had at least two guaranty agencies to provide guarantees under the federal student loan programs. All states have a designated guaranty agency that the Company believes would guarantee most, if not all, FFEL program loans made to Learning Center students in that state. Given these state and federal provisions, the Company does not believe that any reduction in the guaranty agencies currently guaranteeing FFEL program loans made to Learning Center students would have a material adverse effect on the Company.

REGULATION OF FEDERAL FINANCIAL AID PROGRAMS

    To obtain and maintain the participation of the Learning Centers in the Title IV Programs, the Company must comply with specific standards set forth in the HEA and the regulations promulgated thereunder by the Department of Education. To participate in the Title IV Programs, an institution must obtain certification by the Department of Education as an "eligible institution," which requires, among other things, that the institution be authorized by the state within which it operates to offer its educational programs and be accredited by an accrediting agency recognized by the Department of Education as a reliable authority as to the quality of the institution's educational programs.

    In recent years, the United States Congress has required the Department of Education to increase its level of regulatory oversight of schools to ensure that public funds are properly used. Each institution must annually submit to the Department an audit by an independent accounting firm of that institution's compliance with Title IV Program requirements, as well as audited financial statements. The Department of Education conducts compliance reviews, which include on-site evaluations, of several hundred institutions each year and directs student loan guaranty agencies to conduct additional reviews relating to student loan programs. The Office of the Inspector General of the Department of Education also conducts audits and investigations in certain circumstances. Under the HEA, accrediting agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each participating institution, including each of the Learning Centers, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in the Title IV Programs.

    Certain elements of the regulatory scheme applicable to the Company and the Learning Centers are described below. Except as otherwise noted below, the Company must comply with applicable regulatory standards separately with respect to each Learning Center. For the purposes of these standards, an institution is defined as a main campus and any additional locations of that campus. Of the fourteen Learning Centers, seven are considered to be main campuses and seven are additional locations of a main campus. Among the fourteen Learning Centers operating in fiscal 1997, twelve participated in Title IV Programs. The remaining two Learning Centers have become eligible to participate in Title IV Programs subsequent to January 31, 1997.

    STUDENT LOAN DEFAULTS

    Under the HEA, an educational institution may lose its eligibility to participate in some or all of the Title IV Programs if defaults on the repayment of federally guaranteed student loans exceed certain rates.

These rates are based on the repayment history of current and former students on loans provided under certain FFEL programs, primarily the Stafford loan program and the former SLS program as well as FDLP loans. A rate of student defaults (known as the "cohort default rate") is calculated for each main campus annually by determining the rate at which students at that main campus (and its additional locations, if any) entering repayment in one federal fiscal year ending September 30 ("FY") default by the end of the following federal fiscal year.

    With respect to the cohort default rates for FY 1994 (which were published in January 1997), any institution that is determined to have had FFEL or FDLP cohort default rates equal to or exceeding 25% for three consecutive federal fiscal years is subject to immediate loss of eligibility to participate in the FFEL and FDLP programs for the remainder of the federal fiscal year in which the Department of Education makes such determination and the subsequent two federal fiscal years. Furthermore, an institution whose FFEL or FDLP cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. An institution has the right to appeal the accuracy of the Department of Education's calculations of its cohort default rates. Such appeals are intended to correct any errors made by the applicable guaranty agencies in compiling the student repayment data and to identify any material errors made in the third-party servicing and collection of individual loans. Institutions remain eligible to participate in the FFEL programs during the pendency of any such appeal. All Learning Centers, regardless of their default rates, have adopted default management plans.

    The published cohort default rates for the seven Learning Center main campuses participating in the Title IV Programs during FY 1994 averaged 21.0% and ranged from a high of 26.9% to a low of 17.8% for that period. The average rate for all proprietary institutions in the United States for the same period was 21.1%. For FY 1994, excluding the Chicago and Philadelphia Learning Centers, the other five Learning Center main campuses, (inclusive of their additional locations) had published cohort default rates averaging 19.6 %.

    The Chicago Learning Center's FY 1993 cohort default rate exceeded 25%, which resulted in three consecutive years of default rates that exceed the 25% threshold. The Company filed appeals with the Department of Education challenging the accuracy of the default rates for all three affected years, and the Department of Education previously rendered an unfavorable decision on the Company's appeal with respect to FY 1992. By letter dated September 26, 1996, the Department of Education notified the Company of its final decision on the Company's appeals with respect to the FY 1991 and FY 1993 default rates. Because the decided final rates for the three years in question remain above 25%, after resolution of all appeals, the Department of Education notified the Company that, effective upon receipt of the September 26, 1996 letter, the Chicago Learning Center was no longer eligible to participate in the FFEL program and further notified the Company that the Chicago Learning Center may reapply to participate in the FFEL program on October 1, 1997 if its FY 1994 cohort default rate, which has since been published at 21.1% ,was below 25%. In accordance with a recently enacted statute, the Department of Education also stated that the Chicago Learning Center cannot participate in the Pell Grant program until July 1, 1997. The Chicago Learning Center, which accounted for approximately 8.8% of the Company's revenues in fiscal 1997, remains eligible to participate in other Title IV Programs, including the FSEOG program and the Perkins program.

    On October 7, 1996, the Company initiated legal action in federal court to seek review of the Department of Education's decision on several grounds. In that action, the Company primarily alleged that the Chicago Learning Center should have remained eligible for the FFEL Programs based on its preliminary FY 1994 cohort default rate which, as issued by the Department of Education in July 1996, was 20.1%, below the 25% threshold for FFEL eligibility. While the Department of Education does not consider such preliminary cohort default rates to be official, since the receiving institution has a right to seek review of the accuracy of the data used to calculate such rates, the Chicago Learning Center did not seek such review and notified the Department of Education that it waived its right to do so. As applicable law allows termination from participation in the FFEL program (and, until June 30, 1997, the Pell Grant program) only if the institution's cohort default rates are above 25% for each of the "three most recent fiscal years for which data are available", the Company had believed the Department of Education erred in failing to consider the preliminary FY 1994 cohort default rate as the most recent data "available" for the purposes of determining the status of the Chicago Learning Center.

    On February 14, 1997, the federal court denied the Company's motion for partial summary judgment in this action and granted the Government's cross motion thereby upholding the Chicago Learning Center's loss of participation in the FFEL and Pell Grant programs. This ruling does not affect the Chicago Learning Center's continued participation in the FSEOG or Perkins programs, nor does it affect the Chicago Learning Center's ability to resume participation in the Pell Grant program on July 1, 1997 and re-apply to resume participation in the FFEL loan program on October 1, 1997.

    The Philadelphia Learning Center's FY 1994 cohort default rate as published is 26.9% which results in three consecutive years of default rates that exceed the 25% threshold. The Company plans on appealing the FY 1994 cohort default rate with the Department of Education to challenge the accuracy of such rate. The Department of Education has decided the appeals of the Philadelphia Learning Center's FY 1992 and FY 1993 cohort default rates, each of which remains above 25%. If the ultimate resolution for the FY 1994 cohort default rate appeal is unfavorable, the Philadelphia Learning Center would be subject to the loss of eligibility to participate in the FFEL and FDLP programs. The Company cannot predict either the outcome or timing of when the Department of Education's decision with respect to the Philadelphia Learning Center's FY 1994 cohort default rate appeal. If the Philadelphia Learning Center, which represents 15.0% of the Company's revenues in fiscal 1997, suffers an interuption of, or loses its eligibility to participate in some or all of the Title IV Programs, such interuption or loss would have a material adverse effect on the Company.

    ADMINISTRATIVE CAPABILITY

    Regulations issued by the Department of Education in 1994 specify revised criteria an institution must satisfy to establish that the institution has the requisite "administrative capability" to participate in the Title IV Programs. These criteria pertain to student loan cohort default rates on FFEL loans and student loan default rates on Perkins loans, among other factors. The failure by a Learning Center to satisfy any of the criteria may lead the Department of Education to determine that the institution lacks the requisite administrative capability and, therefore, is subject to a proceeding to impose a fine or to limit, suspend or terminate the participation of the Company or the particular Learning Center in the Title IV Programs, or must be subject to additional scrutiny as a condition of such continued participation. If the Department of Education initiates a proceeding to impose a fine or to limit, suspend or terminate the participation of the Company or a Learning Center, the Company or institution would be afforded a hearing before an independent Department of Education hearing officer and an opportunity to appeal any adverse decision to the Secretary of Education before any enforcement action takes place.

    Under the Department of Education's regulations, an FFEL cohort default rate equal to or exceeding 25% in any one of the three most recent federal fiscal years can be a basis for the Department of Education to place that institution on provisional certification for up to four years for lack of administrative capability. Provisional certification generally allows an institution to continue to participate in the Title IV Programs subject to conditions imposed by the Department of Education and, in the event of any material violation of such conditions, subjects the institution to a loss of eligibility. The Learning Centers in Chicago and Philadelphia could be subject to provisional certification or continued provisional certification, respectively, on the basis of their cohort default rates. The Chicago Learning Center submitted a recertification application to the Department of Education on September 30, 1996 as part of the cyclical recertification of all institutions participating in the Title IV Programs, and as of April 25, 1997, the Company had not received a response from the Department of Education with respect to the Chicago Learning Center's application.

    In the course of a 1994 review, the Philadelphia Learning Center was granted provisional certification through September 1997, based upon the fact that its published FY 1992 cohort default rate exceeded the applicable standard. The terms of its provisional certification provide that, during this period, if, after resolution of any appeals, the Philadelphia Learning Center's cohort default rate is determined to exceed 32.9% for any single federal fiscal year, the Department of Education may seek immediately to terminate the Philadelphia Learning Center's eligibility to participate in the Title IV Programs. The Philadelphia Learning Center's FY 1993 cohort default rate after resolution of all appeals was 37.1%, thereby exceeding the 32.9% threshold. However, the Company learned that the Department of Education had modified its policy, consistent with applicable regulations, so as to eliminate the year-by-year comparison that is currently called for in the Philadelphia Learning Center's provisional certification. Instead, the Department of Education allows an institution to maintain its provisional eligibility if there is no other indication that the institution lacks administrative capability. The Philadelphia Learning Center has been asked to submit a recertification application to the Department of Education. The recertification application was submitted to the Department of Education in April 1997.

    The Department of Education's regulations also provide that an institution may be found to lack administrative capability if its default rate for Perkins loans exceeds 15% for any federal award year (i.e., July 1 through June 30). The Company administers its Perkins loan funds on a Company-wide basis, and in the past all of the Learning Centers have shared one Perkins loan default rate. The Company had a default rate for Perkins loans of 18.2% for the 1995-96 federal award year. The Perkins program accounted for approximately 1.0% of the Company's revenues in fiscal 1997. It is not entirely clear what effect this Perkins default rate will have, in practice, on the Department of Education's assessment of any Learning Centers' administrative capability. However, during fiscal 1997, four of the Company's Learning Centers were recertified for full participation in the Title IV Programs notwithstanding the Company's Perkins default rate.

    FINANCIAL RESPONSIBILITY

    The HEA and the Department of Education's regulations prescribe specific standards of financial responsibility that institutions such as the Learning Centers must satisfy to participate in the Title IV Programs. Historically, the Department of Education has evaluated the financial condition of the Learning Centers on a consolidated basis. The regulations allow the Department of Education to consider both consolidated and individual Learning Center financial statements. Pursuant to the three principal standards, known as the "numeric standards," an institution must have: (i) a positive tangible net worth at the end of the institution's most recent fiscal year; (ii) an "acid test" ratio (defined as the ratio of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1-to-1 at the end of the institution's most recent fiscal year; and (iii) net operating results for the institution's two most recent fiscal years that do not result in an aggregate loss in excess of 10% of the institution's tangible net worth at the beginning of the two-year period. At January 31, 1997, the Company reported on a consolidated basis an acid test ratio of 1.63 to 1 and the Company believes that on a consolidated basis, it has met all standards of financial responsibility. Additionally, the state of California requires that institutions maintain a current ratio (defined as current assets to current liabilities) of at least 1.25 to 1. At January 31, 1997, all of the Company's Learning Centers operating in the state of California were in compliance with this requirement.

    If, based upon the above measures, the Department of Education determined that the Company or any Learning Center is not financially responsible, the HEA would require the Department of Education to afford the Company an opportunity to demonstrate financial responsibility through alternative means, most commonly by demanding that the Company post an irrevocable letter of credit in favor of the Secretary of Education in an amount equal to not less than one-half the Title IV Program funds received by the affected Learning Center or Centers during the last complete award year.

    INCENTIVE COMPENSATION

    An additional requirement of the Title IV Programs prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. The Company has implemented several compensation plans for admissions representatives and other personnel involved in the operations of the Learning Centers. The Company believes that its current compensation plans comply with the requirements of the HEA, but the regulations do not establish clear standards for compliance. Although there can be no assurance that the Department of Education will not find deficiencies in the present or former compensation plans, the Company has received a letter from the Department of Education concluding that its former compensation plan, as established in March 1993, was in compliance with regulation existing at that time. If the Department of Education determines that a compensation plan does not comply with the HEA requirements and the applicable implementing regulations, the Company may be required to modify prospectively such plans, repay certain previously disbursed Title IV Program funds or be subject to a limitation, suspension, termination or fine action. The Learning Centers could also lose their eligibility to continue participating in the Title IV Programs as a result of such a determination.

    THE 85/15 RULE

    Another requirement of the HEA, commonly referred to as the "85/15 Rule," applies only to proprietary (i.e., for-profit) institutions, such as the Learning Centers. Under the 85/15 Rule, a proprietary institution will lose its eligibility to participate in the Title IV Programs for at least one fiscal year if, under a modified cash basis of accounting, more than 85% of the institution's applicable revenues for the prior fiscal year is derived from applicable Title IV Programs. The Department of Education has indicated that it will enforce the 85/15 Rule on an institution-by-institution basis. Approximately 75% of the Company revenues in fiscal 1997 (ranging from a low of 69% to a high of 77% on an institution by institution basis), were derived from the federal Title IV programs.

    To reduce the risk that any Learning Center could lose its eligibility to participate in the Title IV Programs under the 85/15 Rule, the Company closely monitors the applicable revenues for each Learning Center on an ongoing basis and is pursuing alternative sources of revenue and student financial assistance. If any Learning Center were to lose its eligibility to participate in the Title IV Programs under the 85/15 Rule, such loss would have a material adverse effect on the Company.

    RESTRICTIONS ON ADDING LOCATIONS

    The HEA requires proprietary educational institutions to be in full operation for two years before such institutions can qualify to participate in the Title IV Programs. However, the HEA and applicable regulations permit an institution that is already qualified to participate in the Title IV Programs to establish an additional location that may immediately qualify to participate in the Title IV Programs without satisfying the two-year requirement so long as such location satisfies all other applicable requirements for institutional eligibility, including approval of the additional location by the institution's accrediting agency and the relevant state authorizing agency. The Company's expansion plans assume its continued ability to establish new Learning Centers as additional locations of existing Learning Center main campuses without incurring the two-year delay in participation in the Title IV Programs that is applied to new institutions.

    Although state requirements and accrediting agency standards may in certain instances limit the ability of the Company to establish additional locations in certain areas and certain situations, the Company does not believe, based on its current understanding of how these standards will be applied, that these standards will have a material adverse effect on the Company or its expansion plans.

    POTENTIAL EFFECT OF REGULATORY VIOLATIONS

    The violation of regulatory standards governing the Title IV Programs by the Company or any of the Learning Centers could be the basis for a proceeding by the Department of Education to impose a fine or to limit, suspend or terminate the participation of the Company or the particular Learning Center in these programs. Although there are no such proceedings pending, and the Company does not believe any such proceeding is contemplated, if such a proceeding were initiated against the Company or one or more individual Learning Centers and resulted in a substantial curtailment of the Company's participation in the Title IV Programs, the Company would be materially and adversely affected.

    In the event of a determination that one of the Company's Learning Centers has improperly disbursed Title IV Program funds, the affected Learning Center could be required to repay those funds. The Department of Education could transfer that Learning Center from the "advance" system of payment of Title IV Program funds, under which an institution requests and receives funding from the Department of Education in advance based on anticipated need, to the "reimbursement" system of payment, under which an institution must disburse funds to students and document their eligibility for Title IV Programs funds before receiving funds from the Department of Education.

    If a Learning Center lost its eligibility to participate in certain of the Title IV Programs, or if the amount of available federal student financial aid was reduced, the Company would seek to arrange or provide alternative sources of revenue or financial aid for that Learning Center's students. There are a number of private organizations that provide loans to students. Although the Company believes that one or more private organizations would be willing to provide loans to students attending a Learning Center, there is no assurance that this would be the case, and the interest rate and other terms of such student financial aid might not be as favorable as for Title IV Program funds. Accordingly, the loss of eligibility of a Learning Center or Centers to participate in the Title IV Programs would be expected to have a material adverse effect on the Company even if the Company could arrange or provide alternative sources of revenue or student financial aid. If a Learning Center lost its eligibility to participate in the Title IV Programs for an extended period of time, and the Company could not arrange for alternative sources of revenue or financial aid for the Learning Center's students, the Company would have to close that Learning Center.

    STATE AUTHORIZATION AND ACCREDITATION

    The Company is dependent on the authorization of the applicable agency or agencies of each state within which a Learning Center is located to allow it to operate and to grant degrees or diplomas to students. State authorization is also required in order for an institution to become and remain eligible to participate in the Title IV Programs. The Company is subject to extensive and varying regulation in each of the seven states in which the Learning Centers currently operate. State laws and regulations affect the Company's operations and may limit the ability of the Company to introduce degree programs or to initiate new programs of study, or to obtain authorization to operate in certain additional states. State regulatory requirements may overlap or exceed federal requirements. The loss of state authorization by an existing Learning Center or the failure of a new Learning Center to obtain authorization would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its accreditation and would have a material adverse effect on the Company.

    Accreditation by an accrediting agency recognized by the Department of Education is required in order for an institution to become and remain eligible to participate in the Title IV Programs. In addition, most states require institutions operating therein to become and continue to be accredited as a condition of continuing state authorization, particularly with regard to the issuance of degrees. The Company's Learning Centers are accredited by ACICS, which is an accrediting agency duly recognized by the Department of Education. Two of the fourteen Learning Centers are due for renewal of accreditation during fiscal 1998. The loss of accreditation by an existing Learning Center or the failure of a new

Learning Center to obtain accreditation would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its state authorization and would have a material adverse effect on the Company.

    CHANGE OF CONTROL

    Upon a change of ownership resulting in a change of control ("change of control") of the Company, as defined in the HEA and the Department of Education's regulations, each Learning Center would lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while it applies to regain eligibility, with the likely loss of a portion of its Title IV funding during the re-approval period. A change in control also could have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Learning Centers. For a public corporation, such as the Company, Department of Education regulations specify that a change in control arises from the same circumstances that would require the Company to file with the Securities and Exchange Commission a report on Form 8-K disclosing a change in control. Each state and accrediting agency has its own requirements with respect to a change of control and the consequences thereof. A change of control of the Company could, depending on the nature of such change, have a material adverse effect on the Company.

    Upon a change in control of the Company under U.S. Department of Education regulations, the Learning Centers would immediately become ineligible to participate in Title IV Programs and their students would be unable to obtain Title IV Program funds to pay their cost of education until such time as the U.S. Department of Education recertifies the Learning Centers to participate in Title IV Programs. The U.S. Department of Education will not preapprove a change in control and will only reinstate an institution's eligibility to participate in Title IV Programs upon approval of a proper application following the institution's change in control. To be proper, among other things, such application must demonstrate that the relevant Learning Center is authorized by the appropriate states and accredited by the appropriate accrediting agency under its new ownership. Therefore, before each Learning Center may regain access to Title IV Program funds following a change in control (a) it must be reaccredited (or continue to be accredited) by the appropriate accrediting agency and reauthorized (or continue to be authorized) by the appropriate states and (b) the change in control must otherwise be approved by the U.S. Department of Education.

    The standards and practices of ACICS, the accrediting agency that accredits all of the Company's Learning Centers, generally provide that, within five business days after an institution obtains reauthorization (or confirmation of continued authorization) by the appropriate states following a change in control, and submits a complete application, ACICS will determine whether to temporarily reinstate the institution's accreditation, during which period in which the institution must apply for permanent reinstatement of its accreditation.

    A material adverse effect on the Company's operations could result if the Company experienced significant delay in obtaining or failed to obtain the accreditation of any Learning Center, experience significant delay in obtaining or failed to obtain authorization from any state in which the Company has a Learning Center or experienced significant delay in reestablishing or failed to reestablish the eligibility of any Learning Center to participate in Title IV Programs. Any change of control may also delay the ability of the Company to establish new institutions and may have other adverse regulatory effects.

ITEM 2. PROPERTIES

    All CLC facilities are leased by the Company. The table below sets forth certain information regarding these facilities as of January 31, 1997.

                                                                                  APPROXIMATE
                                                                                     SQUARE
LOCATION                                                                            FOOTAGE
--------------------------------------------------------------------------------  ------------
Alexandria, VA..................................................................       51,000
Anaheim, CA.....................................................................       22,000
Chicago, IL.....................................................................       22,000
Fairfax, VA(1)..................................................................        8,000
Garland, TX.....................................................................       13,800
Houston, TX.....................................................................       14,000
Laurel, MD(2)...................................................................       18,400
Los Angeles, CA.................................................................       36,000
Madison Heights, MI.............................................................       19,500
Manassas, VA....................................................................       15,100
Philadelphia, PA................................................................       29,000
Plymouth Meeting, PA............................................................       20,700
San Francisco, CA...............................................................       16,000
San Jose, CA....................................................................       20,000
Schaumburg, IL..................................................................       15,000
Tysons Corner, VA(3)............................................................        5,600
                                                                                  ------------
      Total.....................................................................      326,100
                                                                                  ------------

------------------------

(1) Corporate headquarters.

(2) Combined Advantec Institute site and Learning Center.

(3) Advantec Institute.

    Learning Center site selection is based upon a number of factors, including population density, incomes, occupations, education levels, projected demand for CLC's programs, concentration of technology-oriented employers and applicable state and accrediting agency requirements. The Company believes its facilities are suitable, adequate and well-utilized.

ITEM 3. LEGAL PROCEEDINGS

    On February 14, 1997, the Company's motion for partial summary judgment in the legal action initiated on October 7, 1996 by the Company against the Department of Education was denied in federal court, thereby upholding the Chicago Learning Center's inability to participate in the FFEL programs. This ruling does not affect the Chicago Learning Center's continued participation in the FSEOG or Perkins programs nor does it affect the Chicago Learning Center's ability to resume participation in the Pell Grant program on July 1, 1997 and to reapply for the resumed participation in the FFEL loan program on October 1, 1997. The Company is not a party to any other material litigation. The Company may from time to time be involved in routine litigation incident to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to vote to the stockholders of the Common Stock during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

    The Company's Common Stock is traded on the NASDAQ National Market under the symbol "CLCX." Public trading of the Common Stock commenced on May 31, 1995. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low sales prices for the Common Stock reported by NASDAQ for the periods indicated.

                                                                                 HIGH        LOW
                                                                               ---------  ---------
FISCAL YEAR 1996*:
  Second Quarter.............................................................  $    6.33  $    5.00
  Third Quarter..............................................................       7.83       5.00
  Fourth Quarter.............................................................       7.33       4.67
FISCAL YEAR 1997*:
  First Quarter..............................................................  $    7.67  $    5.50
  Second Quarter.............................................................      16.83       7.17
  Third Quarter..............................................................      22.17      14.67
  Fourth Quarter.............................................................      20.67      16.67

------------------------

*   Restated for stock split.

    On March 24, 1997 the Company's Board of Directors declared a three for two stock split, in the form of a stock dividend of one share of common stock for every two shares owned. Distribution was made on April 14, 1997 to stockholders of record as of the close of business on April 8, 1997. As a result of the foregoing, the prices set forth in the above table and all other per share amounts referenced in this document have been restated for all prior periods. These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    At April 21, 1997, there were approximately 29 holders of Common Stock. The Company estimates that, including shareholders whose shares are held in nominee accounts by brokers, there are approximately 2,000 total holders of its Common Stock.

    The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial and operating data is qualified by reference to and should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K. The Statements of Operations for each of the three years in the period ended January 31, 1997 and the Balance Sheets as of January 31, 1997 and 1996, and the independent accountant's report thereon are included in Item 8 of this Form 10-K. The earnings per share amounts in the table below have been restated to reflect the three for two stock split (See item 8 "Notes to Financial Statements"--Note 2.)

                                                                            YEAR ENDED JANUARY 31,
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues...................................................  $  64,025  $  46,081  $  39,297  $  34,981  $  31,231
                                                             ---------  ---------  ---------  ---------  ---------
Costs and expenses:
  Costs of instruction and services........................     35,475     26,076     22,227     19,406     18,061
  Selling and promotional..................................     11,407      7,884      6,371      6,259      5,464
  General and administrative...............................      5,584      4,052      3,727      2,844      2,765
  Provision for doubtful accounts..........................      3,084      2,613      3,313      1,996      1,375
  Amortization of intangibles..............................        362        363        393        408        427
                                                             ---------  ---------  ---------  ---------  ---------
                                                                55,912     40,988     36,031     30,913     28,092
                                                             ---------  ---------  ---------  ---------  ---------
Income before interest.....................................      8,113      5,093      3,266      4,068      3,139
Interest (income) expense, net.............................       (721)        96        948      1,356      2,049
Gain on sale of investment securities......................       (332)    --         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
Income before income taxes, discontinued operations,
  extraordinary item and cumulative effect of accounting
  change...................................................      9,166      4,997      2,318      2,712      1,090
Provision for income taxes.................................      3,565      2,078      1,131      1,124        321
                                                             ---------  ---------  ---------  ---------  ---------
Income from continuing operations before discontinued
  operations, extraordinary item and cumulative effect of
  accounting change........................................  $   5,601  $   2,919  $   1,187  $   1,588  $     769
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Net income per share -- 1997; supplemental pro forma income
  per share from continuing operations -- 1996 and 1995....  $    0.76  $    0.48  $    0.26
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Weighted average number of shares outstanding -- 1997;
  supplemental pro forma -- 1996 and 1995..................      7,383      6,454      6,243
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

                                                                                  JANUARY 31,
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Cash and cash equivalents..................................  $  26,950  $   8,260  $   4,753  $   4,388  $   2,266
Total current assets.......................................     58,805     29,635     29,968     21,210     14,681
Total assets...............................................     75,727     39,808     39,922     36,011     32,964
Total current liabilities..................................     33,811     21,093     18,460     16,286     19,823
Long-term liabilities......................................      2,124      1,559     12,342     13,764     10,834
Total stockholders' equity.................................     39,792     17,156      9,120      5,961      2,307

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND OVERVIEW

    The Company provides information technology education and training to over 8,000 students annually. The Company designs programs and courses to meet current information technology education needs, offering instruction in rapidly growing technologies such as client/server, databases, networking and object-oriented programming through its fourteen Learning Centers in California, Illinois, Pennsylvania, Texas, Virginia, Maryland and Michigan.

    During fiscal 1997, the Company derived approximately 92% of its revenues from Learning Centers course tuition, approximately 4.8% from the Advantec Institutes ("AI") course fees, with the remaining revenues derived from sales of books and fees charged directly to students. The Company enrolls students on a monthly basis and delivers its curricula over an 8- to 16-month period for full-time students and over a 16- to 32-month period for part-time students. In addition to its traditional career and associate degree programs, the Company offers its AI courses in intensive two-to-six week formats for the continuing education and training of information technology professionals. The Company's revenues in any period are directly related to the number of enrolled students (or student population), the number of new enrollments and the student retention rate.

    The majority of the Company's students qualify for financial assistance under various government-supported student financial aid programs, especially the Title IV Programs, and the Company is highly dependent on the continued availability of government-supported student financial aid. Because students in the Company's AI courses are not eligible to participate in the Title IV Programs, revenues from these courses are received from companies, government agencies and individuals that participate or sponsor employees enrolled in these training programs.

    Under the HEA, an educational institution may lose its eligibility to participate in some or all of the Title IV Programs if defaults on the repayment of federally guaranteed student loans exceed certain rates. These rates are based on the repayment history of current and former students on loans provided under certain FFEL programs, primarily the Stafford loan program and the former SLS program as well as FDLP loans. A rate of student defaults (known as the "cohort default rate") is calculated for each main campus annually by determining the rate at which students at that main campus (and its additional locations, if any) entering repayment in one federal fiscal year ending September 30 ("FY") default by the end of the following federal fiscal year.

    With respect to the cohort default rates for FY 1994 (which were published in January 1997), any institution that is determined to have had FFEL or FDLP cohort default rates equal to or exceeding 25% for three consecutive federal fiscal years is subject to immediate loss of eligibility to participate in the FFEL and FDLP programs for the remainder of the federal fiscal year in which the Department of Education makes such determination and the subsequent two federal fiscal years. Furthermore, an institution whose FFEL or FDLP cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. An institution has the right to appeal the accuracy of the Department of Education's calculations of its cohort default rates. Such appeals are intended to correct any errors made by the applicable guaranty agencies in compiling the student repayment data and to identify any material errors made in the third-party servicing and collection of individual loans. Institutions remain eligible to participate in the FFEL programs during the pendency of any such appeal. All Learning Centers, regardless of their default rates, have adopted default management plans.

    The Chicago Learning Center's FY 1993 cohort default rate as published is 36.2%, which results in three consecutive years of default rates that exceed the 25% threshold. The Company filed appeals with the Department of Education challenging the accuracy of the default rates for all three years, and the Department of Education previously rendered an unfavorable decision on the Company's appeal with respect to FY 1992. By letter dated September 26, 1996, the Department of Education notified the Company of its final decision on the Company's appeals with respect to the FY 1991 and FY 1993 default rates. With respect to the Chicago Learning Center's FY 1991 cohort default rate, the Department accepted some but not all of the errors asserted by the Company, resulting in a reduction of the FY 1991 cohort default rate to 26.4%. Because the decided rates for the three years in question remain above 25%, in the September 26, 1996 letter, the Department of Education notified the Company that, effective upon receipt of the letter, the Chicago Learning Center was no longer eligible to participate in the FFEL program and further notified the Company that the Chicago Learning Center may reapply to participate in the FFEL program on October 1, 1997. In accordance with a recently enacted statute, the Department of Education also stated that the Chicago Learning Center is ineligible to participate in the Pell Grant Program until July 1, 1997. The Chicago Learning Center, which accounted for approximately 8.8% of the Company's revenues for fiscal 1997, remains eligible to participate in other Title IV Programs, including the FSEOG program and the Perkins program. (See "Financial Aid and Regulation")

    The Philadelphia Learning Center's FY 1994 cohort default rate as published is 26.9% which results in three consecutive years of default rates that exceed the 25% threshold. The Company plans on appealing the FY 1994 default rate with the Department of Education challenging the accuracy of the FY 1994 default rate. The Department of Education has decided the appeals of the Philadelphia Learning Center's FY 1992 and FY 1993 cohort default rates, each of which remains above 25%. If the ultimate resolution of such appeal for the FY 1994 cohort default rate were unfavorable, the Philadelphia Learning Center would be subject to the loss of eligibility to participate in the FFEL and FDLP programs. The Company can not predict either the outcome or the timing of when the Department of Education might decide the Philadelphia Learning Center's appeal with respect to the FY 1994 default rate. The Philadelphia Learning Center accounted for approximately 15.0% of the Company's revenues for fiscal 1997. If the Philadelphia Learning Center loses its eligibility to participate in some or all of the Title IV Programs, such loss would have a material adverse effect on the Company.

    An institution's eligibility to participate in the Title IV Programs is subject to compliance with numerous regulations, including regulations concerning cohort default rates on federally guaranteed student loans made to the institution's students. Because certain student loan cohort default rates at the Philadelphia Learning Center exceed the regulatory threshold, the future eligibility of the Philadelphia Learning Center to participate in some or all of the Title IV Programs is uncertain. The Company plans on appealing the calculation of the FY 1994 cohort default rate and believes the Philadelphia Learning Center will remain eligible to participate in the Title IV Programs pending the resolution of the appeal. However, if the eligibility of the Philadelphia Learning Center to participate in some or all of the Title IV Programs were to be interrupted for any reason, the interruption of eligibility would thereafter have a material adverse effect on the operations of the Company.

    To help control cohort default rates with respect to federally guaranteed student loans, each Learning Center employs a professional management staff to assist and educate student borrowers in understanding their rights and responsibilities as borrowers under these student loan programs. Each Learning Center also contracts with a professional loan management company to provide further assistance to the former student upon the student's graduation or withdrawal, including making required contacts with the borrower.

    The Company manages the collection risks associated with student accounts receivable for withdrawn and graduate students by utilizing an in house centralized credit and collection function staffed with personnel whose primary responsibility is the collection effort. The collection effort includes reviewing management reports detailing student accounts receivable balances, following up on student delinquencies via telephone and/or letter and employing other activities related to collection of student accounts receivable. In addition, Company personnel help students overcome financial obstacles to completing their educational programs by assisting students in finding part-time employment when their own resources and financial aid are not adequate to meet their financial needs.

    Costs of instruction and services consist primarily of costs related to the delivery and administration of the Company's programs, including faculty compensation, salaries for administrative personnel who provide services directly to students, the costs of educational materials sold, facility leases and related occupancy costs, equipment rental and depreciation and amortization of educational property and equipment. Selling and promotional costs consist primarily of advertising, admission representative salaries and benefits and other costs related to the selling and promotional functions. General and administrative costs consist primarily of salaries for administrative personnel, occupancy costs, depreciation and amortization of property and equipment, legal expenses and other related costs for functions such as executive management, corporate accounting, human resources, regulatory compliance, product strategy and curricula development, new business development and other functions that do not provide direct services to the Company's students. Provision for doubtful accounts represents the Company's provision for doubtful student accounts receivable. Amortization of intangibles consists primarily of amortization of intangible assets related to capitalized costs of original Department of Education certifications.

    This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe", "expect", "anticipate", and "project", and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, expenses, capital expenditures, plans, the effect of inflation and government regulation and plans relating to programs of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

    Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report on Form 10-K, including the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in "Business," "Financial Aid and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results" in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

    The following table sets forth certain items from the Company's statements of operations as a percentage of revenues for the periods indicated.

                                                                                               YEAR ENDED JANUARY 31,
                                                                                           -------------------------------
                                                                                             1997       1996       1995
                                                                                           ---------  ---------  ---------
Revenues.................................................................................      100.0%     100.0%     100.0%
                                                                                           ---------  ---------  ---------
  Costs and expenses:
  Costs of instruction and services......................................................       55.4       56.6       56.6
  Selling and promotional................................................................       17.8       17.1       16.2
  General and administrative.............................................................        8.7        8.8        9.5
  Provision for doubtful accounts........................................................        4.8        5.7        8.4
  Amortization of intangibles............................................................        0.6        0.8        1.0
                                                                                           ---------  ---------  ---------
                                                                                                87.3       89.0       91.7
                                                                                           ---------  ---------  ---------
Interest (income) expense, net...........................................................       (1.1)       0.2        2.4
Gain on sale of investment securities....................................................       (0.5)    --         --
                                                                                           ---------  ---------  ---------
Income from continuing operations before income taxes....................................       14.3       10.8        5.9
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

    FISCAL 1997 COMPARED WITH FISCAL 1996

    Revenues increased 38.8% to $64.0 million for fiscal 1997 from $46.1 million for fiscal 1996 primarily due to an increase in enrollments at the Company's existing Learning Centers, the opening of six new Learning Centers since January 1996, the growing popularity of the Company's longer programs including associate degree programs, and growth in AI enrollments. Of the six Learning Centers opened since January 1996, two were operational for the full fiscal year in 1997 (opened in January 1996), a third commenced operations in March 1996, and three commenced operations during the fourth quarter of fiscal 1997.

    The number of students attending Learning Center programs as of the end of the year increased 32.8% to 6,485 in fiscal 1997 from 4,884 in fiscal 1996, which was the result of student enrollment growth of 32.9%. Since January 1996, six new Learning Centers commenced operations, collectively contributing 22.9% of the enrollment growth and 22.8% of the student population growth. Revenues from AI increased 172.7% to $3.0 million for fiscal 1997 from $1.1 million for fiscal 1996 due primarily to an increase in the number of students trained during the period.

    Cost of instruction and services increased 36.0% to $35.5 million in fiscal 1997 from $26.1 million in fiscal 1996 due primarily to the direct costs necessary to support the increase in student population. These direct costs consist primarily of faculty compensation, related benefits and depreciation. Instruction costs and services as a percentage of revenue decreased to 55.4% in fiscal 1997 from 56.6% in fiscal 1996 due to greater revenues being spread over the fixed costs related to instructional services.

    Selling and promotional expenses increased 44.3% to $11.4 million in fiscal 1997 from $7.9 million in fiscal 1996 due primarily to increased marketing and advertising necessary to support the growth in student enrollments and the addition of six new Learning Centers since January 1996. Selling and promotional salaries and benefits increased by approximately $1,513,000 primarily as a result the six new Learning Centers operating since January 1996. Advertising expenditures increased $998,000 due primarily to the increased television, radio and direct mail activities associated with the six new Learning Centers. Selling and promotional expenses as a percentage of revenues increased to 17.8% in fiscal 1997 from 17.1% in fiscal 1996.

    General and administrative expenses increased 36.6% to $5.6 million from $4.1 million, primarily as a result of increasing the level of infrastructure needed to support the growth of the business, which includes credit and treasury administration, information systems, and other related personnel costs. These expenses were partially offset by a decrease in corporate charges for management support and treasury management allocated from a former subsidiary that was divested in May 1995. General and administrative expenses as a percentage of revenues decreased to 8.7% in fiscal 1997 from 8.8% in fiscal 1996.

    Provision for doubtful accounts increased 19.2% to $3.1 million in fiscal 1997 from $2.6 million in fiscal 1996. On September 26, 1996, the Department of Education notified the Chicago Learning Center of their loss of eligibility with respect to the continued participation in the Pell Grant and FFEL programs and as a result was terminated from the Title IV programs. (See "Financial Aid and Regulation-- Regulation of Federal Aid Programs--Student Loan Defaults"). As a result of this loss of Title IV funding, the Company provided self funded financing options to the existing students that were comparable to what these students would have received under the traditional FFEL loan program. As a result of the increased collection risk associated with the increase in self funding at the Chicago Learning Center, the Company increased its allowance for doubtful accounts by $258,000 during the fourth quarter of fiscal 1997. Provision for doubtful accounts as a percentage of revenues decreased to 4.8% in fiscal 1997 from 5.7% in fiscal 1996. This is primarily the result of improved financial aid processing and improved credit and collection activities.

    Amortization of intangibles equaled $362,000 and $363,000, respectively in fiscal 1997 and fiscal 1996.

    The Company realized net interest income of $721,000 in fiscal 1997, compared to net interest expense of $96,000 in fiscal 1996 primarily as a result of interest generated by larger invested cash balances and the 1995 repayment of debt from proceeds of the initial public offering.

    The income tax rate declined to 38.9% in fiscal 1997 from 41.6% in fiscal 1996. This was due to the fact that prior to May 31, 1995, state taxable income included interest income on amounts owed from a subsidiary, which caused a disproportionately higher state income tax rates. Also contributing to a lower tax rate in fiscal 1997 versus fiscal 1996 is a capital loss carryforeward offsetting the tax effect of the sale of investment securities sold during fiscal 1997.

    FISCAL 1996 COMPARED WITH FISCAL 1995

    Revenues increased 17.3% to $46.1 million for fiscal 1996 from $39.3 million for fiscal 1995 primarily due to the increased number of students attending Learning Center programs, the addition of one Learning Center open for the full fiscal year and the growth in AI enrollments. The number of students attending Learning Center programs increased 15.4% to 4,884 in fiscal 1996 from 4,233 in fiscal 1995, which was the result of student enrollment growth of 11.5% and student population growth of 3.9% attributable to a greater percentage of students enrolling in the longer programs such as associate degree programs. The Schaumburg, Illinois (formerly Lombard, Illinois) center, the only new Learning Center which was operational for the full fiscal year, contributed 3.8% of the enrollment growth and 3.3% of the student population growth. Price increases for the year averaged approximately 2.0%.

    Costs of instruction and services increased 17.6% to $26.1 million for fiscal 1996 from $22.2 million for fiscal 1995 due primarily to the direct costs necessary to support the increase in student population. These direct costs consist primarily of faculty compensation, related benefits and depreciation. Costs of instruction and services as a percentage of revenues remained the same for fiscal 1996 as for fiscal 1995.

    Selling and promotional expenses increased 23.4% to $7.9 million in fiscal 1996 from $6.4 million in fiscal 1995 due primarily to increased marketing and advertising to support the growth in student enrollments and the addition of one new Learning Center. Selling and promotional salaries and benefits increased by $760,000 primarily as a result of the Schaumburg Learning Center being open for the full year and additional admission personnel required to support the enrollment growth. Advertising expenditures increased $721,000 due primarily to increased television and radio advertising and direct mail activities. The Company also completed the production of additional television commercials and marketing activities during the year. These production and marketing services, for which comparable expenditures were not made in fiscal 1995, totaled $306,000 in fiscal 1996. The Company, however, expects to incur comparable production and marketing expenses in future years. Excluding expenses for the new television commercials, marketing activities and related advertising at the Schaumburg Learning Center, selling and promotional expenses as a percentage of revenues equaled 15.8% in fiscal 1996 compared to 16.2% in fiscal 1995.

    General and administrative expenses increased 10.8% to $4.1 million for fiscal 1996 from $3.7 million for fiscal 1995, primarily as a result of the increased costs of operating as a public company, including costs of investor relations activities, regulatory compliance and credit and treasury administration. These expenses were partially offset by a decrease in corporate charges for management support and treasury management allocated from a former subsidiary that was divested in May 1995. General and administrative expenses as a percentage of revenues decreased to 8.8% in fiscal 1996 from 9.5% in fiscal 1995.

    Provision for doubtful accounts decreased 21.2% to $2.6 million in fiscal 1996 from $3.3 million in fiscal 1995. The primary reason for the decrease related to a July 1, 1994 change in federal refund policy and its effect on accounts receivable due from withdrawn students. Under a regulation that became effective July 1, 1994, the Learning Centers were unable to retain any Title IV Program funds awarded to a student withdrawing prior to reaching the midpoint of his or her program or of the first academic year of his or her program and such student was individually responsible for the cost of training owed to the institution after application of the relevant refund calculation. This change in Department of Education refund requirements significantly increased the accounts receivable from withdrawn students and, in turn, the risk of collection and provision for doubtful accounts. The Department of Education issued guidance effective April 1, 1995 modifying implementation of the July 1, 1994 regulation enabling the Company to retain portions of the federal financial aid of students who withdraw prior to the program or academic year midpoint. This modification, as well as improved student financial aid processing and improved student receivable collection activities, resulted in the decrease in the provision for doubtful accounts. Provision for doubtful accounts as a percentage of revenues decreased to 5.7% for fiscal 1996 from 8.4% for fiscal 1995.

    Amortization of intangibles decreased to $363,000 in fiscal 1996 from $393,000 in fiscal 1995 primarily due to a portion of the intangible assets becoming fully amortized.

    Net interest expense decreased 90% to $96,000 in fiscal 1996 from $948,000 in fiscal 1995 primarily as a result of the repayment of debt with proceeds from the initial public offering and the interest income generated by invested cash balances.

    The income tax rate declined to 41.6% in fiscal 1996 from 48.8% in fiscal 1995. This was due to the fact that prior to May 31, 1995, state taxable income included interest income owed from a subsidiary, which caused disproportionately higher state income tax rates.

SEASONALITY

    New enrollments in Learning Center programs tend to be higher in the third and fourth fiscal quarters than in the first and second fiscal quarters because the third and fourth quarters include the times of year traditionally associated with the beginning of school semesters. The Company believes it is less affected by this seasonal pattern than many other educational institutions because it permits students to enroll in and begin Learning Center programs in any month of the year. In addition, the impact of seasonality in new enrollments on results of operations has been moderated to some extent by growth in the number of students attending Learning Center programs, the varying lengths of such programs, and new Learning Centers opened.

LIQUIDITY AND CAPITAL RESOURCES

    On November 1, 1996, the Company completed a public offering of 1,957,500 shares of the Company's common stock at a price of $17.17 per share (1997 share and per share amounts have been restated to reflect the April 1997 stock split (See Item 8 "Notes to Financial Statements"-- Note 2). The Company received total net proceeds of approximately $11.5 million from the sale of 750,000 shares. In connection with the offering, the Company also received approximately $2.4 million from the exercise of options to purchase 351,528 shares of common stock and approximately $666,000 for 105,972 shares of common stock issued upon payment of subscription notes receivable of certain stockholders. The remaining 750,000 shares were sold by certain selling stockholders, and the Company did not receive any proceeds from the sale of those shares.

    On July 6, 1995, the Company completed its initial public offering of 2,290,000 shares of the Company's common stock at a price of $8.00 per share. The Company received total net proceeds, after deduction of expenses and underwriting discounts and commissions payable by the Company, of approximately $14.8 million. After repayment of Company debt, net proceeds to the Company was $1.3 million.

    During the last two fiscal years, the Company has financed its operating and capital expenditure requirements principally through cash provided by operating activities, including cash provided by discontinued operations. Cash provided by operating activities for fiscal 1997, fiscal 1996 and fiscal 1995 was $10.8 million, $7.0 million and $3.7 million, respectively. Excluding cash flow provided by discontinued operations, cash provided by continuing operations for fiscal 1996 and fiscal 1995, was $6.9 million and $1.3 million, respectively.

    The Company's principal sources of funds at January 31, 1997 were cash and cash equivalents of approximately $27.0 million and net current accounts receivable of $28.3 million. On December 23, 1996 the Company executed a new credit facility with a bank to replace the previous revolving credit facility which expired on July 15, 1996. The terms of the agreement provide for a $8.5 million secured revolving credit facility which expires on December 22, 1998. The line of credit consists of a revolving credit note, not to exceed $8.5 million, inclusive of a $2.0 million convertible term loan. The interest on the facility is based either on the bank's US prime rate (8.25% at January 31, 1997) or the London Interbank Offered Rate ("LIBOR") which was 5.4375% at January 31, 1997. Interest rates are equal to (i) US prime rate or

LIBOR plus 1.25% for revolving credit loans and (ii) US prime rate plus 0.25% or LIBOR plus 1.50% for the convertible term loans.

    Historically, the Company's investment activity has primarily consisted of capital asset purchases. Capital expenditures, including expenditures for furniture, computer software and hardware and tenant improvements related to new Learning Centers, were $7.5 million, $2.0 million and $2.1 million, respectively, for fiscal 1997, 1996 and 1995, respectively. To date, cash generated from operations has been sufficient to fund capital expenditures. The Company leases substantially all of its facilities under operating lease agreements. Existing future commitments will be paid from cash provided by operating activities, cash on hand, and if necessary the existing credit facility.

    The Company plans to continue to expand current facilities, upgrade equipment and open new Learning Centers. The Company expects fiscal 1998 capital expenditures to be approximately $13.0 million. The capital expenditures for a typical new Learning Center are estimated to be approximately $500,000 to $1.0 million. The Company anticipates that its planned capital expenditures can be funded through cash generated from operations.

    A majority of the Company's revenues are derived from the Title IV Programs. Disbursement of Title IV Program funds is dictated by federal regulations. For students enrolled in programs of one academic year or less in length, disbursements generally are made in two equal increments, one in the first 30 days following the student's enrollment in a program and the second when the student reaches the midpoint of the program. For students enrolled in programs greater than one academic year in length, disbursements also are made at the beginning and midpoint of the subsequent academic year. Although the timing of loan disbursements to the Company is subject to a student's directions to the lender and to existing regulatory requirements regarding such disbursements, the Company typically receives student loan funds upon their disbursement by the lender. During fiscal 1997, the Company collected approximately $62 million, of accounts receivable, which was utilized for various operating activities and capital expenditures.

    The Company believes its available cash on hand and cash provided by operating activities and existing lines of credit under the credit facility will be sufficient to meet the Company's cash requirements for at least the next 12 months. Thereafter, the Company will continue to evaluate all sources of capital available to it, including bank financing and additional equity or debt offerings, to satisfy ongoing working capital and capital expenditure requirements.

IMPACT OF INFLATION

    Inflation has not had a significant impact on the Company's historical operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

POTENTIAL ADVERSE EFFECTS OF REGULATION

    As educational institutions that participate in various federal and state financial aid programs, the Company and the Learning Centers are subject to extensive governmental regulation. In particular, the Higher Education Act of 1965, as amended ("HEA"), and the regulations promulgated thereunder, subject the Company, the Learning Centers and all other higher education institutions eligible to participate in the various Title IV Programs to significant regulatory scrutiny. The termination or material limitation of the ability of the Company or any of the Learning Centers to participate in the Title IV Programs would have a material adverse effect on the Company.

    Because certain statutory and regulatory provisions impose significant requirements on the Company and the Learning Centers and because the agency administering these regulations, the United States Department of Education, has not fully developed administrative interpretations of certain of the statutory and regulatory provisions, it is not clear how the requirements imposed by statute and regulations or other applicable laws, rules or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities or costs of doing business of the Company or one or more of the Learning Centers. The failure to maintain or renew any required regulatory approvals, accreditations or authorizations by the Company or any of the Learning Centers would have a material adverse effect on the Company.

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

CONTROL BY GENERAL ATLANTIC ENTITIES; POTENTIAL ADVERSE REGULATORY EFFECTS OF
  CHANGE OF CONTROL

    General Atlantic Corporation ("GAC"), General Atlantic Partners II, L.P. ("GAP") and GAP-CLC Partners, L.P. ("GAP-CLC") (collectively, the "General Atlantic Entities") beneficially own approximately 22.7% of the outstanding shares of Common Stock. Consequently, the General Atlantic Entities, and GAC in particular, will continue to have significant influence over the policies and affairs of the Company and may be in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's Certificate of Incorporation and the approval of mergers and sales of the Company's assets.

    Because of the control position of the General Atlantic Entities, any disposition of CLC's common stock by the General Atlantic Entities or issuance of stock by the Company that results in a loss of control by the General Atlantic Entities may have material adverse consequences for the Company under applicable federal and state regulations and accrediting agency requirements, including potential loss of eligibility to participate in the Title IV Programs. Upon a change of ownership resulting in a change of control of the Company, as defined in the HEA and the Department of Education's regulations, each Learning Center would lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while it applies to regain eligibility, with the likely loss of a portion of its Title IV funding during the reapproval period. A change of control also would have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Learning Centers.

    The HEA and the Department of Education's regulations include the sale of a controlling interest of common stock of an institution or its parent corporation in the definition of a change of control. For a publicly traded corporation such as the Company, Department of Education regulations specify that a change of control arises at the same time that a report on Form 8-K is required to be filed with the Securities and Exchange Commission reporting a change of control. Most states and accrediting agencies have similar requirements, but they do not uniformly define a change of control. A change of control of the Company that exceeds the threshold set by the Department of Education would have a material adverse effect on the Company.

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

DEPENDENCE ON NEW PROGRAMS AND LOCATIONS; RISKS ASSOCIATED WITH CHANGES IN
  TECHNOLOGY AND GROWTH

    The market for the Company's programs and services is characterized by rapidly changing requirements and characteristics, and the Company's ability to develop and offer new programs and services and to open new locations is subject to extensive state and federal regulation and accrediting agency requirements. If the Company is unable, for financial, regulatory or other reasons, to develop and offer new programs and services in a timely manner in response to changes in the industry, or if programs and services offered by the Company fail to gain or maintain widespread commercial acceptance, the Company's business may be materially and adversely affected.

    The Company offers training programs and services for rapidly changing information technology. The introduction of information products embodying new technologies and the emergence of new information system standards or services may adversely affect the Company's ability to market its programs and services. This may require the Company to make substantial expenditures to develop new programs and services and to acquire new faculty, equipment and facilities. If the Company is unable, for financial, regulatory or other reasons, to make those expenditures or acquisitions, the Company's business may be materially and adversely affected.

    The Company's ability to meet its future operating and financial goals will depend upon the Company's ability to successfully implement its growth strategy, which will include the introduction of new locations as well as the potential acquisition of assets and programs complementary to the Company's operations. The Company's success in this area will depend on its ability to integrate successfully such new locations, assets and businesses. There can be no assurance that the Company will be able to implement or manage expansion effectively.

DEPENDENCE UPON KEY EMPLOYEES

    The Company's success depends to a significant extent upon the continued service of its executive officers and other key personnel. None of the Company's executive officers or key employees, other than the President and Chief Executive Officer, is subject to an employment or non-competition agreement. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        COMPUTER LEARNING CENTERS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................         F-2

Statement of Operations for the Year Ended January 31, 1997; Consolidated Statements of Operations for the
  Years Ended January 31, 1996 and 1995....................................................................         F-3

Balance Sheets at January 31, 1997 and 1996................................................................         F-4

Statement of Cash Flows for the Year Ended January 31, 1997; Consolidated Statements of Cash Flows for the
  Years Ended January 31, 1996 and 1995....................................................................         F-5

Notes to Financial Statements..............................................................................         F-6

Financial Statement Schedules for the Years Ended January 31, 1997, 1996 and 1995..........................         I-8

        Schedule II--Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Computer Learning Centers, Inc.

    In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Computer Learning Centers, Inc. at January 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

New York, New York
March 14, 1997, except for Note 2, which is as of March 24, 1997

                        COMPUTER LEARNING CENTERS, INC.
                            STATEMENTS OF OPERATIONS

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           FOR THE YEARS ENDED JANUARY 31,
                                                                       ----------------------------------------
                                                                           1997          1996          1995
                                                                       ------------  ------------  ------------
Revenues.............................................................  $     64,025  $     46,081  $     39,297
                                                                       ------------  ------------  ------------
Costs and expenses:
  Costs of instruction and services..................................        35,475        26,076        22,227
  Selling and promotional............................................        11,407         7,884         6,371
  General and administrative.........................................         5,584         4,052         3,727
  Provision for doubtful accounts....................................         3,084         2,613         3,313
  Amortization of intangibles........................................           362           363           393
                                                                       ------------  ------------  ------------
                                                                             55,912        40,988        36,031
                                                                       ------------  ------------  ------------
Income before interest...............................................         8,113         5,093         3,266
Interest (income) expense, net.......................................          (721)           96           948
Gain on sale of investment securities................................          (332)      --            --
                                                                       ------------  ------------  ------------
Income before income taxes and discontinued operations...............         9,166         4,997         2,318

Provision for income taxes...........................................         3,565         2,078         1,131
                                                                       ------------  ------------  ------------
Income from continuing operations before discontinued operations.....         5,601         2,919         1,187
                                                                       ------------  ------------  ------------
Income (loss) from discontinued operations, net of applicable income
  taxes (Note 3).....................................................       --             (1,065)        1,901
                                                                       ------------  ------------  ------------
Net income...........................................................  $      5,601  $      1,854  $      3,088
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
Earnings per share (Notes 2 and 3):
  Income per share from continuing operations--1997 (unaudited pro
    forma--1996 and 1995)............................................         $0.76         $0.51         $0.29
  Unaudited pro forma income (loss) per share from discontinued
    operations.......................................................       --              (0.19)         0.46
                                                                       ------------  ------------  ------------
  Net income per share--1997 (unaudited pro forma--1996 and 1995)....         $0.76         $0.32         $0.75
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
  Weighted average number of shares outstanding--1997 (unaudited pro
    forma--1996 and 1995)............................................     7,383,117     5,696,712     4,105,511
  Unaudited supplemental pro forma income per share from continuing
    operations.......................................................                $       0.48  $       0.26
                                                                                     ------------  ------------
                                                                                     ------------  ------------
  Unaudited supplemental pro forma weighted average number of shares
    outstanding......................................................                   6,454,463     6,242,816

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.
                                 BALANCE SHEETS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  JANUARY 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $  26,950  $   8,260
  Accounts receivable, net of allowance for doubtful accounts
    of $1,734 and $1,507 for 1997 and 1996, respectively....................................     28,274     19,095
  Prepaid expenses and other current assets.................................................      3,581      2,280
                                                                                              ---------  ---------
    Total current assets....................................................................     58,805     29,635

Fixed assets, net...........................................................................      9,571      4,434
Intangible assets, net of amortization......................................................      3,048      3,410
Other long-term assets......................................................................      4,303      2,329
    Total assets............................................................................  $  75,727  $  39,808
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................................................  $   1,779  $     958
  Accrued employee expenses.................................................................      2,134      1,333
  Accrued other expenses....................................................................      2,412      1,968
  Deferred revenues.........................................................................     27,486     16,834
                                                                                              ---------  ---------
    Total current liabilities...............................................................     33,811     21,093

Other long-term liabilities.................................................................      2,124      1,559
                                                                                              ---------  ---------
    Total liabilities.......................................................................  $  35,935  $  22,652
                                                                                              ---------  ---------
Stockholders' equity :
  Preferred stock $.01 par value, 1,000,000 authorized shares, no shares issued or
    outstanding.............................................................................     --         --
  Common stock, $.01 par value, 10,000,000 authorized shares, 7,823,960 shares issued and outstanding (including 2,607,987 issued in connection with the April 14, 1997 stock split)--1997; 10,000,000 authorized shares, 4,329,515 issued and outstanding
    shares--1996 (Note 2)...................................................................  $      78  $      43
  Additional paid-in capital................................................................     32,182     15,749
  Less--subscription note receivable, no shares--1997; 70,649 common shares at $9.43 per
    share--1996.............................................................................     --           (666)
  Net unrealized gain on securities available for sale......................................        112        211
  Retained earnings.........................................................................      7,420      1,819
                                                                                              ---------  ---------
    Total stockholders' equity..............................................................     39,792     17,156
                                                                                              ---------  ---------
Commitments and contingencies (Note 11)

    Total liabilities and stockholders' equity..............................................  $  75,727  $  39,808
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.
                            STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                   FOR THE YEARS ENDED JANUARY 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Cash flows from operating activities:
  Net income.....................................................................  $   5,601  $   1,854  $   3,088
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Provision for doubtful accounts..............................................      3,084      2,613      3,313
    Depreciation.................................................................      2,318      1,367      1,507
    Amortization of intangibles and other assets.................................        362        363        393
    Deferred tax provision (benefit).............................................       (150)        47       (294)
    Changes in net assets and liabilities:
      Accounts receivable........................................................    (12,263)    (4,661)    (5,186)
      Net assets of discontinued operations......................................     --          1,197        461
      Prepaid expenses and other current assets..................................     (1,285)       337       (325)
      Other long-term assets.....................................................     (1,890)      (365)      (503)
      Trade accounts payable.....................................................        821        796       (770)
      Accrued employee expenses..................................................        801        412       (114)
      Accrued other expenses.....................................................      2,168       (562)       768
      Deferred revenues..........................................................     10,652      3,451        648
      Other long-term liabilities................................................        565        196        716
                                                                                   ---------  ---------  ---------
        Cash provided by operating activities....................................     10,784      7,045      3,702
                                                                                   ---------  ---------  ---------
Cash flows from investing activities:
    Capital expenditures.........................................................     (7,455)    (1,983)    (2,147)
    (Increase) decrease in restricted cash.......................................     --            700       (700)
    Product development..........................................................       (108)       (75)    --
    Perkins matching contributions                                                    --            (82)       (64)
                                                                                   ---------  ---------  ---------
        Cash used for investing activities.......................................     (7,563)    (1,440)    (2,911)
                                                                                   ---------  ---------  ---------
Cash flows from financing activities:
    Redemption of subscription note receivable...................................        666     --         --
    Proceeds from issuance of common stock.......................................     11,530     14,847     --
    Exercise of stock options....................................................      3,273        183         71
    Borrowings from long-term debt...............................................     --          9,694     23,790
    Repayments of long-term debt.................................................     --        (26,822)   (24,287)
                                                                                   ---------  ---------  ---------
        Cash provided by (used for) financing activities.........................     15,469     (2,098)      (426)
                                                                                   ---------  ---------  ---------
Net increase in cash and cash equivalents........................................     18,690      3,507        365
Cash and cash equivalents, beginning of year.....................................      8,260      4,753      4,388
                                                                                   ---------  ---------  ---------
Cash and cash equivalents, end of year...........................................  $  26,950  $   8,260  $   4,753
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 1--NATURE OF THE BUSINESS

    Computer Learning Centers, Inc. (the "Company"), formerly Comprehensive Learning Concepts, Inc. (a subsidiary of General Atlantic Corporation), is a public company traded on the NASDAQ National Market after completion of an initial public offering on July 6, 1995 (Note 3). As of January 31, 1997, the Company had fourteen operating Learning Centers, two Advantec Instititutes and is headquartered in Fairfax, Virginia.

    In May 1989, the Company acquired substantially all of the assets of Blessing/White Inc. ("Blessing/ White"). In fiscal 1990, the Company began operations in the U.K. with the formation of Comprehensive Learning Concepts (U.K.) Limited ("UK Ltd."). In connection with its 1996 initial public offering, the Company spunoff these operations to stockholders (Note 3).

    As used herein, the fiscal years ended January 31, 1997, 1996, and 1995 are referred to as "1997", "1996" and "1995", respectively.

NOTE 2--SUBSEQUENT EVENT: STOCK SPLIT

    On March 24, 1997 the Board of Directors declared a three for two stock split, in the form of a 50% stock dividend on the Company's common stock, payable April 14, 1997 to stockholders of record at the close of business on April 8, 1997. The effect of the split is presented retroactively within stockholders' equity at January 31, 1997 by transferring the par value for the additional shares issued from the additional paid-in capital account to the common stock account (Note 9). The earnings per share amounts for all prior periods have been restated to reflect the stock split. The following table summarizes information related to the restated number of shares of common stock.

                                                             WEIGHTED AVERAGE    COMMON STOCK
                                                            SHARES OUTSTANDING   OUTSTANDING
                                                            ------------------  --------------
Balance January 31, 1997 (pre-split)......................        4,922,078         5,215,973
Common stock split........................................        2,461,039         2,607,987
                                                                 ----------     --------------
Restated balance January 31, 1997.........................        7,383,117         7,823,960
                                                                 ----------     --------------
                                                                 ----------     --------------

NOTE 3--PUBLIC OFFERINGS

    1997 PUBLIC OFFERING

    On November 1, 1996, the Company completed a public offering (with an effective date of October 3, 1996), filing a registration statement on Form S-1 with the Securities and Exchange Commission ("SEC") for the sale of 1,957,500 shares of the Company's common stock at a price of $17.17 per share (share amounts have been restated to reflect the stock split as discussed in Note 2). The Company received total net proceeds of approximately $11.5 million from the sale of 750,000 shares. In connection with the offering, the Company also received approximately $2.4 million from the exercise of options to purchase 351,528 shares of common stock and approximately $666 for 105,972 shares of common stock issued upon payment of subscription notes receivable of certain stockholders. The remaining 750,000 shares were sold by certain selling stockholders, and the Company did not receive any proceeds from the sale of those

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 3--PUBLIC OFFERINGS (CONTINUED)
shares. The total net proceeds of $14.6 million will be used for the expansion of the Company's programs through additional locations, as well as for working capital and general corporate purposes.

    1996 INITIAL PUBLIC OFFERING

    On July 6, 1995, the Company completed an initial public offering (with an effective date of May 31, 1995), filing a registration statement on Form S-1 with the SEC for the sale of 2,290,000 shares of its common stock. The net proceeds of this offering of $14.8 million were used to repay indebtedness, to repay a portion of the subordinated notes payable to stockholders resulting from the Repurchase Transactions discussed below and for working capital and general corporate purposes.

    REPURCHASE TRANSACTIONS

    In connection with the 1996 initial public offering, certain outstanding preferred shares were repurchased at their book value of $3.1 million. The Company negotiated the repurchase of outstanding common stock warrants for an aggregate price of $986. The amount of the repurchase price in excess of the book value of these warrants ($962) was charged to stockholders' equity. The Company issued subordinated notes aggregating $4.1 million in consideration of these repurchases, which were repaid from the proceeds of the offering.

    RECAPITALIZATION

    In connection with the 1996 initial public offering, a series of transactions (collectively, the "Recapitalization") were executed. The Company canceled the remaining note receivable from Blessing/White and contributed to Blessing/White other assets and its investment in U.K Ltd. All assets were contributed at their net book value (approximately $8.0 million), which the Company believed approximated fair value. The Company then distributed all of the outstanding shares of common and preferred stock of Blessing/ White to shareholders of the Company on a pro rata basis for common stockholders and for preferred stockholders, based upon the ratio of relative fair values of these companies to the total fair value of the Company. The results of operations of Blessing/White and UK Ltd. have been reflected as discontinued operations in the accompanying financial statements through May 31, 1995. Operating results for these discontinued operations, after allocation of expenses for administration of benefit and insurance programs and certain tax and treasury functions, were as follows:

                                                        FOR THE FOUR          FOR THE YEAR
                                                        MONTHS ENDED              ENDED
                                                        MAY 31, 1995        JANUARY 31, 1995
                                                  ------------------------  -----------------
Revenues........................................         $    4,115             $  23,938
                                                            -------               -------
                                                            -------               -------
Income (loss) before income taxes...............             (1,568)                3,098
(Provision) benefit for income taxes............                503                (1,197)
                                                            -------               -------
Net income (loss)...............................         $   (1,065)            $   1,901
                                                            -------               -------
                                                            -------               -------

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 3--PUBLIC OFFERINGS (CONTINUED)
    REVERSE STOCK SPLIT

    In connection with the 1996 initial public offering the Company effected an approximate .314 for 1 reverse stock split of its outstanding common stock (the "reverse stock split"), which reduced the number of shares outstanding from 67,500 to 21,195. In conjunction with the reverse stock split, the Company reduced the rate at which the preferred stock was convertible into common stock to reflect the split. This reduced the total number of shares of common stock issuable upon conversion of the preferred stock from 5,816,017 to 1,826,205 shares. The 1996 and 1995 consolidated financial statements reflect these events.

    PREFERRED STOCK CONVERSION

    Subsequent to the Recapitalization discussed above, and immediately prior to the completion of the 1996 initial public offering, preferred stockholders converted their preferred stock into shares of common stock in accordance with the applicable preferred stock's conversion rates.

NOTE 4--SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The financial statements include the Company and its wholly owned subsidiaries, Blessing/White, and UK Ltd., which are reflected as discontinued operations through May 31, 1995 (Note 3). All significant intercompany balances and transactions have been eliminated for these periods.

    The Company's consolidated financial information for 1996 and 1995 included herein is not necessarily indicative of the financial position, results of operations and cash flows of the Company in the future or indicative of the results that would have been reported if the Company had operated as an unaffiliated enterprise prior to May 31, 1995. Management believes the consolidated statements of operations prior to 1997 include a reasonable allocation of costs to continuing and discontinued operations. Such expenses include administration of benefit and insurance programs, which were allocated based upon costs directly attributable to a subsidiary, and certain tax and treasury functions, which were allocated based upon the percentages of time spent on subsidiary matters or as a percentage of revenues. Total costs allocated to continuing operations were $116 and $1,094 for 1996 (through May 31, 1995) and 1995, respectively.

    1997 INCOME PER SHARE

    The income per share from operations for the year ended January 31, 1997 is equal to net income divided by the weighted average number of shares outstanding. The weighted average number of shares outstanding is based on the number of common shares and common share equivalents, using the treasury stock method.

    1996 AND 1995 INCOME PER SHARE FROM CONTINUING OPERATIONS (UNAUDITED)

    The unaudited pro forma income per share from continuing operations for the years ended January 31, 1996 and 1995 is equal to historical income from continuing operations divided by the unaudited pro forma weighted average number of shares outstanding. The unaudited pro forma weighted average

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 4--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) number of shares outstanding is based on the number of common shares and common share equivalents, using the treasury stock method. The common stock equivalents include shares representing the conversion of stock options, shares required to be sold at the 1996 initial public offering price to repay subordinated notes payable to stockholders, and shares representing the conversion of all classes of preferred stock at their respective common share conversion rates after giving effect to the Repurchase Transactions and the Recapitalization at January 31, 1996 and 1995, respectively, discussed in Note 3. The weighted average of actual common stock outstanding includes those shares issued in connection with the 1996 initial public offering.

    Such share amounts consisted of the following:

                                                                       FOR THE YEARS ENDED
                                                                           JANUARY 31,
                                                                      ----------------------
                                                                         1996        1995
                                                                      ----------  ----------
Conversion of stock options.........................................     241,501     277,515
Subordinated notes shares...........................................     218,626     616,654
Conversion of preferred stock.......................................   1,755,697   1,826,205
Actual common stock.................................................   1,581,984      16,633
                                                                      ----------  ----------
Total pro forma weighted average....................................   3,797,808   2,737,007
                                                                      ----------  ----------
                                                                      ----------  ----------
As restated for 3 for 2 split (Note 2)..............................   5,696,712   4,105,511
                                                                      ----------  ----------
                                                                      ----------  ----------

    The unaudited supplemental pro forma income per share from continuing operations for the years ended January 31, 1996 and 1995 are equal to unaudited supplemental pro forma income from continuing operations divided by the unaudited supplemental pro forma weighted average number of shares outstanding. Unaudited supplemental pro forma income from continuing operations is derived by adjusting historical income from continuing operations to reflect the reduction of interest expense ($150 and $425 net of applicable income taxes for 1996 and 1995, respectively) relating to the repayment as of February 1, 1994 of long-term indebtedness totaling $9.5 million. The unaudited supplemental pro forma weighted average number of shares outstanding at January 31, 1996 and 1995, is based upon the unaudited pro forma weighted average number of shares outstanding increased by the weighted average estimated amount of additional shares required to be sold at the 1996 initial public offering price to repay long-term indebtedness as follows:

                                                                       FOR THE YEARS ENDED
                                                                           JANUARY 31,
                                                                      ----------------------
                                                                         1996        1995
                                                                      ----------  ----------
Total pro forma weighted average....................................   3,797,808   2,737,007
Shares issued to repay indebtedness.................................     505,167   1,424,870
                                                                      ----------  ----------
Total supplemental weighted average.................................   4,302,975   4,161,877
                                                                      ----------  ----------
                                                                      ----------  ----------
As restated for 3 for 2 split (Note 2)..............................   6,454,463   6,242,816
                                                                      ----------  ----------
                                                                      ----------  ----------

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 4--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company's capital structure prior to the 1996 initial public offering is not indicative of its prospective structure due to the conversion of all shares of preferred stock into common stock concurrent with the closing of such public offering. Accordingly, historical net income per common share for these periods is not considered meaningful and has not been presented herein.

    REVENUE RECOGNITION

    Revenues of the Company are derived principally from tuition income. The Company records accounts receivable and related deferred revenues when students are billed tuition for the programs they are attending. The deferred revenues are then recognized as income on a pro rata basis over the term of instruction, which varies from concentrated (two to six week) courses to eight to thirty-two-month programs. On an individual basis, when a student withdraws, tuition paid in excess of earned revenues is refunded based on the applicable refund policy and revenue earned in excess of tuition paid is recorded as an account receivable. When reporting accounts receivable and deferred revenues, the Company provides for estimated future student withdrawals as reductions to deferred revenues and related accounts receivable balances, thus stating the appropriate deferred revenues and accounts receivable balances at an estimated net realizable value. Such provision aggregated $7,359 and $5,800, at January 31, 1997 and 1996, respectively.

    LEARNING CENTER START-UP COSTS

    Learning Center start-up costs consist of all direct costs incurred at a new Learning Center (excluding advertising costs) from the date a lease for a facility is entered into until the start of the first class. Such capitalized costs are amortized on a straight-line basis over a one-year period commencing with the date of the start of the first class. Deferred start up costs included in prepaid expenses and other current assets in the balance sheets were $177, net of accumulated amortization of $333, and $254, with no amortization at January 31, 1997 and 1996, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, trade accounts payable, accrued other expenses and deferred revenues approximate fair value because of the immediate or short term maturity of these financial instruments.

    ADVERTISING COSTS

    The Company defers advertising costs related to production of commercials and expenses such costs at the time the commercials are first aired. There was no deferred advertising at January 31, 1997 and 1996. The Company expenses all other advertising costs as incurred. Total advertising expense was $4,739, $3,322, and $2,601 for 1997, 1996 and 1995 respectively.

    STATEMENT OF CASH FLOWS

    For purposes of reporting cash flows, the Company considers investments having an original maturity of three months or less to be cash equivalents. There was no cash paid for interest during 1997. Cash paid

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 4--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) for interest in 1996 and 1995 aggregated $315 and $940, respectively. Cash paid for income taxes in 1997, 1996 and 1995 aggregated $2,429, $1,933, and $1,518, respectively.

    RESTRICTED CASH

    Pursuant to July 1994 U.S. Department of Education ("Department") regulations, during 1995 the Company maintained restricted cash balances of $700, which equaled 25% of refunds paid in 1994. Restricted cash balances for 1996, based on 1995 refunds, were maintained at $1,100 through July 1, 1995, at which time restrictions on cash were no longer required.

    INVENTORIES

    Inventories consisting principally of program materials, books and supplies are stated at the lower of cost, determined on a first-in, first-out basis, or market. Total inventories, included in prepaid and other current assets in the consolidated balance sheets, were $576 and $259 at January 31, 1997 and 1996, respectively.

    FIXED ASSETS

    Furniture, equipment and leasehold improvements are recorded at cost. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes (three years for computer software and five years for all other fixed assets) and accelerated methods over statutory lives for income tax purposes. Leasehold improvements are amortized using the straight-line method over the term of the lease for financial reporting purposes and over the statutory lives for income tax purposes.

    PERKINS MATCHING FUNDS

    The Company participates in the Perkins loan program in order to provide continuing long-term, low interest loans to qualifying students in need of financial assistance. Perkins loans are available on the basis of student financial need and are subject to the availability of Perkins loan funds at the institution. There is a 25% matching requirement for institutions participating in the Perkins loan program. In 1997, the Company did not receive a federal cash contribution for the Perkins loan program. Pursuant to the 25% matching requirement, the Company contributed $82 in 1996.

    INTANGIBLE ASSETS

    Identifiable intangible assets consist of Department of Education certifications of Title IV Program eligibility. Such assets were valued based on independent appraisals in connection with the March 1987 acquisition of certain Learning Centers. These assets are being amortized through 2007, using a straight-line method. Accumulated amortization for these assets aggregated $3,471 and $3,109 at January 31, 1997 and 1996, respectively.

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 4--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SECURITIES AVAILABLE FOR SALE

    In November 1995, the Company's health insurance carrier, pursuant to a demutualization, issued to the Company 13,649 shares of common stock representing the Company's pro rata share of the carrier's policy holder surplus at the demutualization date. In January 1997, the Company sold 9,300 shares of the common stock and realized a gain of $332 which is included in the 1997 statement of operations. The remaining 4,349 shares of stock are classified as available for sale, with unrealized gains (representing the market value of stock, as the Company has no basis in the investment), net of tax, excluded from income and reported as a separate component of stockholders' equity.

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.

    Prior to May 31, 1995, discontinued operations were included in the consolidated tax return of the Company. Under that arrangement, income taxes were allocated to members of the consolidated group based on amounts they would pay or receive if they had filed a separate income tax return (the "separate company basis"). Pursuant to the Recapitalization described in Note 3, the Company files separate income tax returns and has entered into a Tax Sharing and Indemnification Agreement with Blessing/White.

    NEW ACCOUNTING STANDARD

    In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). This statement establishes new standards for computing and presenting earnings per share ("EPS"). The standard replaces Accounting Principles Board Opinion No. 15 ("APB 15") presentation of "primary EPS" with "basic EPS", computed as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures. Diluted EPS is computed similarly to "fully diluted EPS," as defined in APB 15. In addition, the statement requires a reconciliation of the numerator and denominator of the basic to diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, with early adoption not permitted. Restatement of all prior period EPS data is required.

    The Company anticipates that adoption of this new accounting standard will have a significant effect on financial reporting due to the dilutive effect of stock options outstanding (Note 12). The following

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 4--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) represents pro forma disclosure of basic and diluted EPS relative to 1997 operating results (share and per share amounts restated to reflect stock split--Note 2).

                                                                       BASIC        DILUTED
                                                                    ------------  ------------
1997 net income...................................................  $      5,601  $      5,601
                                                                    ------------  ------------
Weighted average number of common shares outstanding..............     6,859,456     6,859,456
Effect of dilutive securities:
  Options.........................................................       --            599,853
  Subscription note...............................................       --             49,613
                                                                    ------------  ------------
                                                                       6,859,456     7,508,922
                                                                    ------------  ------------
Earnings per share................................................  $       0.82  $       0.75
                                                                    ------------  ------------

    These amounts compare to reported primary EPS of $0.76 per common share for the year ended January 31, 1997. All options of the Company's stock had a dilutive effect for the year ended January 31, 1997.

    USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates by management that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, primarily in the areas of provisions for estimated collections, useful lives of intangible assets, and deferred income taxes. Actual results could differ from these estimates.

NOTE 5--FINANCIAL AID PROGRAMS

    The Company is subject to extensive regulation as a participant in various federal and state government supported financial aid programs. For 1997, approximately 75% of the Company's revenues were derived from various federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA"). These regulations require, among other things, that the Company and its Learning Centers comply with certain financial responsibility and administrative capability requirements. Failure to comply with these requirements could result in restriction or loss by the Company or its Learning Centers of their ability to participate in federal or other financial aid programs or to provide educational and training services. Such restrictions could have a severe impact on the Company's business, financial condition and results of operations.

    Under the HEA, an educational institution may lose its eligibility to participate in some or all of the Title IV Programs if defaults on the repayment of federally guaranteed student loans exceed certain rates. These rates are based on the repayment history of current and former students on loans provided under certain federal student loan programs including the Federal Family Education Loan Program ("FFEL") and the Federal Direct Loan Program ("FDLP"). A rate of student defaults (known as the "cohort default rate") is calculated for each main campus (and its additional locations, if any) annually by determining the

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 5--FINANCIAL AID PROGRAMS (CONTINUED) rate at which students at that campus entering repayment in one federal fiscal year ending September 30 ("FY") default by the end of the following federal fiscal year.

    With respect to the cohort default rates for FY 1994 (which were published in January 1997), any institution that is determined to have had FFEL or FDLP cohort default rates equal to or exceeding 25% for three consecutive federal fiscal years is subject to immediate loss of eligibility to participate in these loan programs, for the remainder of the federal fiscal year in which the Department of Education makes such determination and the subsequent two federal fiscal years. Furthermore, an institution whose FFEL or FDLP cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. An institution has the right to appeal the accuracy of the Department of Education's calculations of its cohort default rates. Such appeals are intended to correct any errors made by the applicable guaranty agencies in compiling the student repayment data and to identify any material errors made in the third-party servicing and collection of individual loans. Institutions remain eligible to participate in the FFEL program and FDLP during the pendency of any such appeal. All Learning Centers, regardless of their default rates, have adopted default management plans.

    The Chicago Learning Center's FY 1993 cohort default rate as published is 36.2%, which results in three consecutive years of default rates that exceed the 25% threshold. The Company filed appeals with the Department of Education challenging the accuracy of the default rates for all three years, and the Department of Education previously rendered an unfavorable decision on the Company's appeal with respect to FY 1992. By letter dated September 26, 1996, the Department of Education notified the Company of its final decision on the Company's appeals with respect to the FY 1991 and FY 1993 default rates. With respect to the Chicago Learning Center's FY 1991 cohort default rate, the Department accepted some but not all of the errors asserted by the Company, resulting in a reduction of the FY 1991 cohort default rate to 26.4%. Because the decided rates for the three years in question remain above 25%, in the September 26, 1996 letter, the Department of Education notified the Company that, effective upon receipt of the letter, the Chicago Learning Center was no longer eligible to participate in the FFEL program and further notified the Company that the Chicago Learning Center may reapply to participate in the FFEL program on October 1, 1997. In accordance with a recently enacted statute, the Department of Education also stated that the Chicago Learning Center is ineligible to participate in the Pell Grant Program until July 1, 1997. The Chicago Learning Center remains eligible to participate in other Title IV Programs, including the Federal Supplemental Education Opportunity Grant program and the Perkins program.

    The Philadelphia Learning Center's FY 1994 cohort default rate as published is 26.9% which results in three consecutive years of default rates that exceed the 25% threshold. The Company plans on appealing the FY 1994 default rate with the Department of Education challenging the accuracy of the FY 1994 default rate. The Department of Education has decided the appeals of the Philadelphia Learning Center's FY 1992 and FY 1993 cohort default rates, each of which remains above 25%. If the ultimate resolution of such appeal for the FY 1994 cohort default rate were unfavorable, the Philadelphia Learning Center would be subject to the loss of eligibility to participate in the FFEL and FDLP programs. The Company can not predict either the outcome or the timing of when the Department of Education might decide the Philadelphia Learning Center would be subject to the loss of appeal with respect to the FY 1994

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 5--FINANCIAL AID PROGRAMS (CONTINUED) default rate. If the Philadelphia Learning Center loses its eligibility to participate in some or all of the Title IV Programs, such loss would have a material adverse effect on the Company.

    Revenues from the Chicago and Philadelphia Learning Centers for 1997 were 8.8% and 15.0% of total Learning Center revenues, respectively. The Department of Education's interuption or termination of the Philadelphia Learning Center's continued eligibility to participate in the Title IV Programs could have a severe impact on the Company's financial condition and results of operations. The total assets of these Learning Centers as of January 31, 1997 were $3,040 and $4,973, respectively. Management does not believe that these assets are impaired as a result of the potential noncompliance issues referenced above.

NOTE 6--FIXED ASSETS

    Fixed assets consisted of the following:

                                                                             JANUARY 31,
                                                                        ----------------------
                                                                          1997        1996
                                                                        ---------  -----------
Furniture and equipment...............................................  $  15,002   $   9,814
Leasehold improvements................................................      2,974         683
                                                                        ---------  -----------
                                                                           17,976      10,497
Less: Accumulated depreciation and amortization.......................     (8,405)     (6,063)
                                                                        ---------  -----------
                                                                        $   9,571   $   4,434
                                                                        ---------  -----------
                                                                        ---------  -----------

    During 1995, the Company accelerated depreciation on certain computer software due to technological changes, which resulted in additional depreciation expense of $318.

NOTE 7--CREDIT FACILITY

    On December 23, 1996, the Company executed a new credit facility with a bank to replace a previous $5.0 million credit facility which expired July 15, 1996. The terms of the agreement provide for an $8.5 million secured revolving credit facility which expires December 22, 1998. At January 31, 1997 there was no outstanding balance. The line of credit consists of a revolving credit note, not to exceed $8.5 million, inclusive of a $2.0 million convertible term loan. The interest on the facility is based either on the bank's US prime rate (8.25% at January 31, 1997) or the London Interbank Offered Rate ("LIBOR") which was
5.4375 % at January 31, 1997. Interest rates are equal to (i) US prime rate or LIBOR plus 1.25% for revolving credit loans and (ii) US prime rate plus 0.25% or LIBOR plus 1.50% for convertible term loans. All interest payments are payable quarterly on the outstanding balance. The Company pays a commitment fee of 1/4% based on the unused portion of the credit facility. The Company has granted the bank a security interest in accounts receivable. The agreement requires maintenance of certain financial ratios (current, leverage, and fixed charge ratios) and contains other restrictive covenants including limitations on purchases and sales of assets. At January 31, 1997, the Company was in compliance with all financial ratio requirements and all covenants.

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 7--CREDIT FACILITY (CONTINUED)
    The Company had letters of credit in the aggregate for $373 and $190 outstanding at January 31, 1997 and 1996, respectively, primarily with a landlord securing future rental payments of a facility and with an insurance company for surety bonds required by various states in which the Company operates.

NOTE 8--INCOME TAXES

    The components of the provisions for income taxes are summarized as follows:

                                                                        FOR THE YEARS ENDED JANUARY 31,
                                                                        -------------------------------
                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
Current:
  Federal.............................................................  $   2,813  $   1,433  $     984
  State...............................................................        902        598        441
Deferred..............................................................       (150)        47       (294)
                                                                        ---------  ---------  ---------
Provision for income taxes............................................  $   3,565  $   2,078  $   1,131
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes in periods which differ from those used for financial statement purposes. At January 31, 1997 and 1996, the net deferred tax asset was comprised of the following:

                                                                                 JANUARY 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Allowance for doubtful accounts............................................  $     817  $     669
Depreciation and amortization..............................................         17         75
Deferred rent accrual......................................................        355        304
Vacation pay accrual.......................................................        141        143
Accrued bonuses............................................................     --            122
Employee benefits..........................................................        107     --
Lease termination..........................................................        103     --

Other accruals.............................................................         17         77
                                                                             ---------  ---------

Total deferred tax assets..................................................      1,557      1,390
                                                                             ---------  ---------
Deferred start-up costs....................................................        (73)      (104)
Other deferred tax liabilities.............................................       (186)      (138)
                                                                             ---------  ---------
Total deferred tax liabilities.............................................       (259)      (242)
                                                                             ---------  ---------
Net deferred tax asset.....................................................  $   1,298  $   1,148
                                                                             ---------  ---------
                                                                             ---------  ---------

    Management believes, based on the Company's history of earnings, that income from continuing operations will more likely than not be sufficient to fully recognize this net deferred tax asset. The components of the net deferred tax asset include a current and long-term portion, which are included in prepaid expenses and other current assets and other long-term assets in the balance sheets, respectively.

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 8--INCOME TAXES (CONTINUED)
    Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                                 -------------------------------
                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Statutory U.S. federal income tax rate.........................       35.0%      35.0%      34.0%
State income taxes, net of federal benefit.....................        6.8%       7.8%      12.6%
Permanent differences and other................................       (2.9)%      (1.2)%       2.2%
                                                                       ---        ---        ---
Effective income tax rate......................................       38.9%      41.6%      48.8%
                                                                       ---        ---        ---
                                                                       ---        ---        ---

    For the years ended January 31, 1996 (through May 31, 1995) and 1995, state taxable income includes interest income on amounts owed from Blessing/White which caused disproportionately higher income tax rates.

NOTE 9--STOCKHOLDERS' EQUITY

    An analysis of the changes in stockholder's equity for the years ended January 31, 1997, 1996 and 1995 is summarized below:

                                                                                                                   COMMON
                                              PREFERRED      COMMON       TREASURY    SUBSCRIPTION    PAID-IN       STOCK
                                                STOCK         STOCK         STOCK         NOTES       CAPITAL     WARRANTS
                                             -----------  -------------  -----------  -------------  ---------  -------------
BALANCE AT FEBRUARY 1, 1994................   $  19,018        --         $    (585)    $  (1,169)   $      10    $      24
Exercise of stock options..................      --         $       1        --            --               70       --
1995 net income............................      --            --            --            --           --           --
                                             -----------          ---         -----   -------------  ---------          ---
BALANCE AT JANUARY 31, 1995................      19,018             1          (585)       (1,169)          80           24
                                             -----------          ---         -----   -------------  ---------          ---
Retirement of treasury stock...............        (585)       --               585        --           --           --
Repurchase transactions....................      (3,125)       --            --            --           --              (24)
Recapitalization...........................      (6,582)       --            --               503       (8,045)      --
Conversion of preferred stock to common....      (8,726)           17        --            --            8,709       --
1996 initial public offering (Note 3)......      --                23        --            --           14,824       --
Exercise of stock options..................      --                 2        --            --              181       --
1996 net income............................      --            --            --            --           --           --
                                             -----------          ---         -----   -------------  ---------          ---
BALANCE AT JANUARY 31, 1996................      --                43        --              (666)      15,749       --
                                             -----------          ---         -----   -------------  ---------          ---
1997 public offering (Note 3)..............      --                 7        --               666       13,925       --
Exercise of stock options..................      --                 2        --            --              869       --
Tax benefit of non-qualified option
  exercises................................      --            --            --            --            1,665       --
1997 net income............................      --            --            --            --           --           --
Three for two stock split (Note 2).........      --                26        --            --              (26)      --
                                             -----------          ---         -----   -------------  ---------          ---
BALANCE AT JANUARY 31, 1997................   $  --         $      78     $  --         $  --        $  32,182    $  --
                                             -----------          ---         -----   -------------  ---------          ---

                                             (ACCUMULATED
                                               DEFICIT)
                                               RETAINED
                                               EARNINGS
                                             -------------
BALANCE AT FEBRUARY 1, 1994................    $ (11,337)
Exercise of stock options..................       --
1995 net income............................        3,088
                                             -------------
BALANCE AT JANUARY 31, 1995................       (8,249)
                                             -------------
Retirement of treasury stock...............       --
Repurchase transactions....................         (986)
Recapitalization...........................        9,200
Conversion of preferred stock to common....       --
1996 initial public offering (Note 3)......       --
Exercise of stock options..................       --
1996 net income............................        1,854
                                             -------------
BALANCE AT JANUARY 31, 1996................        1,819
                                             -------------
1997 public offering (Note 3)..............       --
Exercise of stock options..................       --
Tax benefit of non-qualified option
  exercises................................       --
1997 net income............................        5,601
Three for two stock split (Note 2).........       --
                                             -------------
BALANCE AT JANUARY 31, 1997................    $   7,420
                                             -------------

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 10--SAVINGS PLAN

    The Company maintains a 401(k) plan covering substantially all employees. Under the terms of the plan, the Company will match 25% of employee contributions up to a maximum of 6% of annual employee compensation. Company contributions under the plan aggregated $76, $52 and $54 for 1997, 1996 and 1995, respectively.

NOTE 11--COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    The Company leases substantially all of its facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next ten years, and management expects that leases will be renewed or replaced by other leases in the normal course of business. There are no material restrictions imposed by the lease agreements. The Company has not entered into any significant guarantees related to the leases. The Company is required to make additional payments under certain operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

    Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 31, 1996 are as follows:

1998...............................................................  $   5,163
1999...............................................................      5,245
2000...............................................................      4,546
2001...............................................................      3,625
2002...............................................................      3,082
Thereafter.........................................................      9,739
                                                                     ---------
                                                                     $  31,400
                                                                     ---------
                                                                     ---------

    Rent expense under these lease agreements aggregated $5,176, $3,689 and $3,540 for 1997, 1996 and 1995, respectively.

    EMPLOYEE AGREEMENT

    On February 1, 1997, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company, pursuant to which he is entitled to 24 months of salary and benefits and a guaranteed bonus which would be payable with respect to the year in which any breach of such agreement, as specified. In addition, if he were terminated as the result of a change of control as defined in the agreement, he would receive an amount equal to three times the greater of the average annual total compensation paid to him over the Company's last three fiscal years or the total compensation paid during the Company's fiscal year ended January 31, 1997.

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LITIGATION

    The Company is not a party to any material litigation. The Company may from time to time be involved in routine litigation incident to its business.

NOTE 12--STOCK INCENTIVE PLANS

    The Company has a Long-Term Incentive Plan that provides for award of incentive and nonqualified common stock options and common stock appreciation rights to certain directors, officers and key employees. The plan is administered by a compensation committee of the Board of Directors. The Company had reserved 1,163,187 shares of common stock for grant under the plan. As of January 31, 1997, options to purchase 242,847 shares of common stock were outstanding under this plan (amounts restated for stock split--Note 2). The Company has provided that no further grants may be made under the Long-Term Incentive Plan.

    The 1995 Stock Incentive Plan provides a variety of awards, including stock options, stock appreciation rights and restricted and unrestricted stock grants to the Company's employees, officers, consultants and advisors. Stock options may be granted either in the form of incentive stock options or nonqualified stock options. The option exercise price of incentive stock options may not be less than the fair market value of the common stock on the date of grant. The Company has reserved 730,230 shares of common stock for grant under the plan. As of January 31, 1997 options to purchase 573,375 shares of common stock were outstanding under this plan, and 151,230 options were available for grant (amounts restated for stock split--Note 2).

    The 1995 Non-Employee Directors Stock Option Plan, provides for the grant to each of the current non-employee directors of an option exercisable for shares of common stock. All options granted under the plan will have an exercise price equal to the fair market value of the common stock on the date of grant. The Company has reserved 105,267 shares for issuance under this plan. As of January 31, 1997, options to purchase 37,380 shares of common stock were outstanding under this plan, and 60,867 options were available for grant (amounts restated for stock split--Note 2).

    Incentive and nonqualified options are exercisable at a price not less than 100% and 50%, respectively, of the fair market value of the common stock at the date of grant, as determined by the administration committee. Stock appreciation rights provide for payments equal to the base amount of the right, as determined by the administration committee. No such appreciation rights are outstanding. Options may be granted in tandem with appreciation rights; however, holders of such tandem awards are subject to restrictions on the matter of exercise as defined in the plan. Generally, stock options and rights vest ratably over five years. All options and rights must be exercised within ten years from the date of grant.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No., 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS 123, the Company's net income and earnings per share would

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 12--STOCK INCENTIVE PLANS (CONTINUED) have been reduced to the pro forma amounts indicated in the table below. The effects of applying SFAS 123 in this disclosure are not indicative of future amounts.

                                                                                                 FOR THE YEARS ENDED
                                                                                                     JANUARY 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
Net income--1997 as reported; income from continuing operations--1996 as reported..............  $   5,601  $   2,919
Net income--pro forma..........................................................................      4,585      2,820
Earnings per share--1997 as reported; unaudited pro forma--1996 as reported....................  $    0.76  $    0.51
Earnings per share -- pro forma................................................................       0.62       0.50

    The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                                                   FOR THE YEARS ENDED
                                                                                                       JANUARY 31,
                                                                                                   --------------------
                                                                                                     1997       1996
                                                                                                   ---------  ---------
Expected life (years)............................................................................          5          5
Interest rate....................................................................................        6.7%       6.7%
Volatility.......................................................................................       42.5%      14.1%

    The weighted average fair value of stock options granted during 1997 and 1996 was $7.07 and $1.62, respectively.

                                                                                                          WEIGHTED
                                                                               INCENTIVE   NONQUALIFIED    AVERAGE
                                                                                 STOCK        STOCK       EXERCISE
                                                                                OPTIONS      OPTIONS       PRICES
                                                                               ----------  ------------  -----------
Outstanding at January 31, 1994                                                   424,753      117,748    $    6.34
                                                                               ----------  ------------       -----
Options granted..............................................................     296,348       --             5.50
Options exercised............................................................      (5,495)      --            12.74
Options cancelled............................................................     (97,149)      --             5.13
                                                                               ----------  ------------       -----
Outstanding at January 31, 1995..............................................     618,457      117,748         6.00
                                                                               ----------  ------------       -----
Options granted..............................................................      91,220       --             8.00
Options exercised............................................................    (191,872)      --             0.95
Options cancelled............................................................      (4,407)      --             5.50
                                                                               ----------  ------------       -----
Outstanding at January 31, 1996..............................................     513,398      117,748         7.83

Options granted..............................................................     324,380       --            22.35
Options exercised............................................................    (276,560)    (109,898)        8.47
                                                                               ----------  ------------       -----
Outstanding at January 31, 1997..............................................     561,218        7,850        15.67
                                                                               ----------  ------------       -----
As restated for 3 for 2 split................................................     841,827       11,775        10.45
                                                                               ----------  ------------       -----

    The weighted average exercise prices for the nonqualified stock options outstanding, included above, as of January 31, 1997 and 1996 were $14.52 and $9.18, respectively. Incentive stock options and

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 12--STOCK INCENTIVE PLANS (CONTINUED) nonqualified stock options exercisable were 125,760 and 7,850 at January 31, 1997 (188,640 and 11,775 as restated for stock split--Note 2), 332,956 and 117,748 at January 31, 1996, and 392,033 and 117,748 at January 31, 1995,
respectively.

    The following table summarizes information about options outstanding at January 31, 1997 (amounts restated for stock split--Note 2):

                                OPTIONS OUTSTANDING
                    --------------------------------------------
                                   EXERCISABLE                         OPTIONS EXERCISABLE
      RANGE                      ----------------    WEIGHTED     ------------------------------
        OF                       WEIGHTED AVERAGE     AVERAGE                      WEIGHTED
     EXERCISE         NUMBER        REMAINING        EXERCISE       NUMBER          AVERAGE
      PRICES        OUTSTANDING  CONTRACTUAL LIFE      PRICE      EXERCISABLE  EXERCISABLE PRICE
------------------  -----------  ----------------  -------------  -----------  -----------------
$3.67 to $9.68.....    434,532        7.5 years      $    4.77       124,095       $    4.97
$13.00 to $16.00...     59,070        9.4 years          13.53        16,320           14.91
$16.67 to $18.67...    360,000        9.8 years          16.79        60,000           16.67
                    -----------                         ------    -----------         ------
 ..................     853,602                           10.45       200,415            9.28
                    -----------                         ------    -----------         ------

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                   FISCAL YEAR 1997
                                                                                  THREE MONTHS ENDED
                                                                    ----------------------------------------------
                                                                    APRIL 30,  JULY 31,   OCTOBER 31,  JANUARY 31,
                                                                      1996       1996        1996         1997
                                                                    ---------  ---------  -----------  -----------
Revenues..........................................................  $  14,006  $  14,977   $  16,888    $  18,154
Costs and expenses................................................     12,047     12,938      14,674       16,253
Operating income..................................................      1,959      2,039       2,214        1,901
Interest income, net..............................................        104        110         183          324
Gain on sale of investment securities.............................     --         --          --              332
Net income........................................................  $   1,207  $   1,257   $   1,402    $   1,735
Earnings per share*...............................................  $    0.18  $    0.18   $    0.19    $    0.21

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1997, 1996 AND 1995 (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                          FISCAL YEAR 1996
                                                                         THREE MONTHS ENDED
                                                           ----------------------------------------------
                                                           APRIL 30,  JULY 31,   OCTOBER 31,  JANUARY 31,
                                                             1995       1995        1995         1996
                                                           ---------  ---------  -----------  -----------
Revenues.................................................  $  10,885  $  10,659   $  12,363    $  12,174
Costs and expenses.......................................     10,005      9,602      10,702       10,679
Operating income.........................................        880      1,057       1,661        1,495
Interest income (expense), net...........................       (189)       (67)         71           89
Income from continuing operations before discontinued
  operations.............................................        354        555       1,003        1,007
Discontinued operations, net of applicable income taxes:
  Income (loss) from discontinued operations.............     (1,264)       199      --           --
Net income (loss)........................................  ($    910) $     754   $   1,003    $   1,007
Income per share from continuing operations (pro forma
  for the three months ended April 30 and July 31,
  1995)*.................................................  $    0.09  $    0.10   $    0.15    $    0.15
Pro forma income (loss) per share from discontinued
  operations*............................................  ($   0.31) $    0.03      --           --
Earnings (loss) per share (pro forma for the three months
  ended April 30 and July 31, 1995)*.....................  ($   0.22) $    0.13   $    0.15    $    0.15

* Restated to reflect April 1997 stock split (Note 2).

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    Information regarding directors of the Company will be set forth in the Company's definitive Proxy Statement for its 1997 Annual Meeting of the Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year, and is incorporated herein by reference. The following sets forth information as of January 31, 1997 concerning the Company's executive officers:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Reid R. Bechtle......................................          44   President, Chief Executive Officer and Director
Charles L. Cosgrove..................................          42   Vice President and Chief Financial Officer
Susan L. Luster......................................          45   Vice President and Chief Operating Officer
Harry H. Gaines......................................          59   Chairman of the Board of Directors

    Mr. Bechtle joined the Company in 1991 as President of what was then its Computer Learning Center division and has been President, Chief Executive Officer and a director of the Company since October 1994. From 1982 to 1991, he served as President of Multi-List, Inc., a software services subsidiary of PRC/Litton, Inc. ("PRC").

    Mr. Cosgrove joined the Company in 1992 as Vice President and Chief Financial Officer of what was then its Computer Learning Center division and has been Vice President and Chief Financial Officer of the Company since October 1994. From March 1990 to 1992, he served as Vice President, Controller of the government operations division of PRC.

    Ms. Luster joined the Company in November 1995 as Vice President and Chief Operating Officer. From April 1994 to November 1995, she was a partner of Tower Technologies, Inc., an information technology consulting company. From January 1992 to April 1994, she was Senior Vice President of Infodata Systems, Inc., a document management software company, and from May 1986 to January 1992, she served as Senior Vice President of Operations with AGS Information Services, a systems development company.

    Mr. Gaines has been Chairman of the Board of Directors since October 1994 and has served as a director since 1987. From 1987 to October 1994 and from 1988 to October 1994, he served as President and Chief Executive Officer of the Company and of Mohr Development Incorporated, respectively. From 1989 through September 1995, Mr. Gaines served as President of Blessing/White.

ITEM 11. EXECUTIVE COMPENSATION

    This information required by this Item 11 concerning remuneration of the Company's officers and directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENTS

    On February 1, 1997, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company, Reid Bechtle. The Agreement has a term of one year but shall be automatically renewed for successive one-year periods unless the Company notifies Mr. Bechtle of non-renewal at least 90 days prior to the end of the initial term or any renewal term. The agreement provides for an annual salary of $250,000, which may be increased from time to time by the Compensation Committee of the Company's Board of Directors, a guaranteed annual bonus equal to 25% of Mr. Bechtle's salary and an additional annual bonus payable based on achievement by the Company of certain revenue and income targets.

    In the event Mr. Bechtle's employment is terminated other than for cause, as defined in the agreement, or due to his voluntary resignation, he is entitled to receive an amount equal to two times his then effective base salary and guaranteed bonus.

    In addition, if Mr. Bechtle's employment is terminated as the result of a change of control as defined in the agreement, he is entitled to receive an amount equal to three times the greater of (i) the average annual total compensation paid to him over the Company's last three fiscal years or (ii) total compensation paid during the Company's fiscal year ended January 31, 1997.

    The Company had an employment agreement with Harry H. Gaines with a term extending through January 31, 1997, pursuant to which Mr. Gaines provided such assistance to the Company as specified by the President of the Company. Pursuant to the employment agreement, Mr. Gaines received a salary of $30,000 per year.

THE REPURCHASE TRANSACTION

    In connection with the Company's refinancing of its credit agreement with Bankers Trust Company ("BTC") and The First National Bank of Boston ("FNBB") in 1989, the Company sold an aggregate of 675,206 shares of its Class B Convertible Preferred Stock ("Class B Stock") for $8.00 per share to the following principal stockholders and other affiliates: 593,875 shares to General Atlantic Partners II, L.P. ("GAP"), a principal stockholder of the Company; 15,500 shares to GAP-CLC Partners L.P. ("GAP-CLC"), a principal stockholder of the Company; 32,072 shares to Bankers Trust (Delaware) ("BTD"), an affiliate of BTC, one of the Company's commercial lenders; and 33,759 shares to BancBoston Capital, Inc. ("BCI"), an affiliate of FNBB, one of the Company's commercial lenders. In addition, the Company sold 171,053 and 153,741 shares of its Class C Convertible Preferred Stock ("Class C Stock") for $8.00 per share to BTD and BCI, respectively. Mr. Reynolds, a director of the Company, is a managing member of GAP.

    In June 1995 the Company repurchased (i) 32,072 shares and 33,759 shares of its Class B Stock from BTD and BCI, respectively, (ii) 171,053 shares of its Class C Stock and warrants to purchase 188,397 shares of Common Stock from BTD and (iii) 153,741 shares of its Class C Stock from BCI. These repurchases are referred to collectively as the "Repurchase Transactions." Each share of convertible preferred stock was repurchased for $8.00 per share, and the warrants were repurchased for approximately $5.24 per share of common stock purchasable thereunder. In consideration of the Repurchase Transactions, the Company issued subordinated notes for $2,611,400 to BTD and $1,500,000 to BCI, each of which notes were paid in full with a portion of the net proceeds from the Company's initial public offering.

THE RECAPITALIZATION

    In connection with the Company's initial public offering, the Company (i) transferred all of its shares of Comprehensive Learning Concepts (U.K.) Limited and Mohr Development Incorporated to Blessing/ White, (ii) canceled the promissory note payable to the Company dated February 1, 1990, which promissory note had an outstanding balance of approximately $7.5 million (after netting the receivable from the Company against the note on or about the date of its cancellation), bore interest at the rate of prime plus 2% per annum and was issued by Blessing/White to the Company to evidence the indebtedness of Blessing/White to the Company for declared but unpaid dividends, (iii) transferred 67,500 shares of Common Stock of Blessing/White to the holders of Common Stock of the Company, (iv) transferred $500,000 of cash to Blessing/White and (v) transferred all of the issued and outstanding shares of Preferred Stock of Blessing/White to the holders of Preferred Stock of the Company. These transactions are referred to collectively as the "Recapitalization."

    As a result of the Recapitalization, GAP, GAP-CLC and GAC received 4,970,913 shares of Preferred Stock of Blessing/White with a cost basis of $5,950,083; Mr. Gaines, the Chairman of the Company's Board of Directors, received 100,000 shares of Preferred Stock of Blessing/White with a cost basis of $50,568 and Mr. Cohen, a Director of the Company, received 41,500 shares of Preferred Stock of Blessing/White with a cost basis of $20,986. Mr. Reynolds, a director of the Company, is the general partner and a limited partner of GAP-CLC. The general partner of GAP is GAP LLC, and the sole limited partner is an indirect wholly-owned subsidiary of General Atlantic Group Limited, a Bermuda corporation.

TAX SHARING AGREEMENT

    The Company and Blessing/White are parties to a tax sharing and indemnification agreement providing for, among other matters, (i) the payment of tax liabilities and entitlement to tax refunds, (ii) the allocation of responsibility and the providing of cooperation in the filing of tax returns,
(iii) the indemnification of Blessing/White by the Company from certain tax and other liabilities related to the operation of the Company prior to the Recapitalization and (iv) the indemnification of the Company by Blessing/White from certain tax and other liabilities related to the operation of Blessing/White prior to the Recapitalization.

OTHER RELATED PARTY TRANSACTIONS

    The Company has adopted a policy that all transactions between the Company and its officers, directors and other affiliates must be (i) approved by a majority of the members of the Company's Board of Directors and by a majority of the disinterested members of the Company's Board of Directors and (ii) on terms no less favorable to the Company than could be obtained from unaffiliated third parties. In addition, this policy requires that any loans by the Company to its officers, directors or other affiliates be for bona fide business purposes only

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report:

    A. Financial Statements, see index in Item 8 on page F-1

        (1) Report of Price Waterhouse LLP

        (2) Financial Statements

        (a) Statement of Operations for the year ended January 31, 1997; Consolidated Statements of Operations for the years ended January 31, 1996 and 1995

        (b) Balance Sheets at January 31, 1997 and 1996

        (c) Statement of Cash Flows for the year ended January 31, 1997; Consolidated Statements of Cash Flows for the years ended January 31, 1996 and 1995

        (d) Notes to Financial Statements

    B. Financial Statement Schedule, see index in Item 8 on page F-1

    C. Exhibits

  EXHIBIT
  NUMBER                   DESCRIPTION OF EXHIBIT                             SEQUENTIALLY NUMBERED PAGE
-----------  ---------------------------------------------------  ---------------------------------------------------

       3.1   Second Amended and Restated Certificate of           Incorporated by reference to Exhibit 3.3 of the
             Incorporation of the Registrant                      Registrant's Report on Form 10-Q filed July 14,
                                                                  1995 (the "1995 Form 10-Q").

       3.2   Amended and Restated Bylaws of the Registrant        Incorporated by reference to Exhibit 3.4 of the
                                                                  Registrant's Form S-1 Registration Statement, as
                                                                  amended, filed March 29, 1995 (No. 33-90716) (the
                                                                  "Form S-1".)

       4.1   Form of Certificate for Shares of Registrant's       Incorporated by reference to Exhibit 4.1 of Form
             Common Stock                                         S-1

      10.1   Long-Term Incentive Plan, as amended                 Incorporated by reference to Exhibit 10.1 of the
                                                                  Form S-1

      10.2   1995 Stock Incentive Plan, as amended by the Board   Incorporated, by reference to Exhibit 10.1 of the
             of Directors on March 23, 1996.                      Registrant's Report on Form 10-Q filed June 13,
                                                                  1996.

      10.3   1995 Non-Employee Directors Stock Option Plan        Incorporated by reference to Exhibit 10.3 of the
                                                                  Form S-1.

      10.4   Second Amended and Restated Shareholders' Agreement  Incorporated by reference to Exhibit 10.1 of the
                                                                  1995 Form 10-Q.

      10.5   Assignment Agreement, dated as of February 27,       Incorporated by reference to Exhibit 10.6 of the
             1995, by and among Blessing/ White Inc., Harry H.    Form S-1
             Gaines and the Registrant.

      10.6   Office lease, dated October 16, 1986, by and         Incorporated by reference to Exhibit 10.7 of the
             between Collins Tuttle & Company, Inc. and the       Form S-1
             Registrant, as amended.

  EXHIBIT
  NUMBER                   DESCRIPTION OF EXHIBIT                             SEQUENTIALLY NUMBERED PAGE
-----------  ---------------------------------------------------  ---------------------------------------------------
      10.7   Office Lease dated October 1994, by and between      Incorporated by reference to Exhibit 10.8 of the
             Nancy B. Rogers and Robert Bernheim and the          Form S-1
             Registrant.

      10.8   Standard Business Complex Lease, dated June 18,      Incorporated by reference to Exhibit 10.9 of the
             1993, by and between DAG Management, Inc. and the    Form S-1
             Registrant.

      10.9   Office Space Lease, dated March 11, 1983, by and     Incorporated by reference to Exhibit 10.10 of the
             between Wilshire Commerce Building, Ltd. and the     Form S-1
             Registrant, as amended.

     10.10   Office Lease Agreement, dated September 27, 1991,    Incorporated by reference to Exhibit 10.11 of the
             by and between ITEC Associates and the Registrant.   Form S-1

     10.11   Standard Office Lease, dated August 12, 1991, by     Incorporated by reference to Exhibit 10.12 of the
             and between Boccardo Properties and the Registrant.  Form S-1

     10.12   Office Lease, dated July 8, 1994, by and between     Incorporated by reference to Exhibit 10.13 of the
             LaSalle National Bank, as Trustee, and the           Form S-1
             Registrant, as amended.

     10.13   Lease Agreement, dated April 14, 1994, by and        Incorporated by reference to Exhibit 10.14 of the
             between Lifeco Fair Oaks Office Building Joint       Form S-1
             Venture and the Registrant, as amended.

     10.14   Lease Agreement, dated December 19, 1991 by and      Incorporated by reference to Exhibit 10.15 of the
             between Plaza 500 Limited Partnership and the        Form S-1
             Registrant, as amended.

     10.15   Lease Agreement dated February 12, 1996 by and       Incorporated by reference Exhibit 10.16 of the
             between Plum Grove Associates, a Limited             Registrant's Annual Report on Form 10-K filed April
             Partnership, and the Registrant                      30, 1996 (the "1996 Form 10-K")

     10.16   Lease Agreement, dated April 1, 1996, by and         Incorporated by reference Exhibit 10.17 of the 1996
             between Mack R. Company No. 1, Plymouth Meeting ,    Form 10-K
             PA and the Registrant.

     10.17   Lease Agreement dated January 17, 1996 by and        Incorporated by reference to Exhibit 10.18 of the
             between Phase One Equities, Inc. and Litchfield      Form S-1
             Investments and the Registrant.

     10.18   Lease Agreement dated August 1, 1995 by and between  Incorporated by reference to Exhibit 10.19 of the
             Eastgate Plaza Ltd. and the Registrant               1996 Form 10-K

     10.19   Lease Agreement dated August 1, 1995 by and between  Incorporated by reference to Exhibit 10.20 of the
             Caroline Partners, Ltd. and the Registrant.          1996 Form 10-K

     10.20   Lease Agreements, as amended dated December 20,      Page
             1996 by and between Community Towers, LLC and the
             Registrant.

  EXHIBIT
  NUMBER                   DESCRIPTION OF EXHIBIT                             SEQUENTIALLY NUMBERED PAGE
-----------  ---------------------------------------------------  ---------------------------------------------------
     10.21   Lease Termination Agreement dated April 11, 1997 by  Page
             and between Wilshire Shatto Group and the
             Registrant.

     10.22   Lease Agreement, dated January 15, 1997 by and       Page
             between Battlefield Building Five Limited
             Partnership and the Registrant.

     10.23 Lease Agreement, as amended, dated February 5, 1997 Page by and between Battlefield Building Five Limited
             Partnership and the Registrant.

     10.24   Office Space Lease, dated September 17, 1996 and     Incorporated by reference to Exhibit 10.11 of the
             executed September 17, 1996 by and between Gordon    Registrant's Report on Form 10-Q filed November 27,
             Properties and Gita Begin d/ b/a Madison Office      1996.
             Center and the Registrant.

     10.25   Office Lease, dated April 1, 1996, and executed May  Incorporated by reference to Exhibit 10.1 of the
             1, 1996 by and between 312 Marshall Ave Limited      Registrants Report on Form 10-Q filed September 4,
             Partnership and the Registrant                       1996

     10.26   Voting Agreement dated May 5, 1995 by and among      Incorporated by reference to Exhibit 10.16 of the
             General Atlantic Corporation, General Atlantic       Form S-1
             Partners II, L.P. and GAP-CLC Partners, L.P.

     10.27   Stock Repurchase Agreement, dated May 5, 1995, by    Incorporated by reference to Exhibit 10.17 of the
             and between Bankers Trust (Delaware) and the         Form S-1
             Registrant.

     10.28   Stock Repurchase Agreement, dated May 5, 1995 by     Incorporated by reference to Exhibit 10.18 of the
             and between BancBoston Capital, Inc. and the         Form S-1
             Registrant.

     10.29   Stock Repurchase Agreement, dated May 5, 1995 by     Incorporated by reference to Exhibit 10.19 of the
             and between GAP-CLC Partners, L.P. and the           Form S-1
             Registrant.

     10.30   Lease Agreement, dated May 5, 1995 by and between    Incorporated by reference to Exhibit 10.20 of the
             General Atlantic Partners II, L.P. and the           Form S-1
             Registrant.

     10.31   Tax Sharing and Indemnification Agreement by and     Incorporated by reference to Exhibit 10.26 of the
             between the Registrant and Blessing/ White, Inc.     Form 1996 10-K

     10.32   Employment Agreement, dated June 6, 1996, by and     Incorporated by reference to Exhibit 10.2 of the
             between Harry H.Gaines and the Registrant.           Registrant's Report on Form 10-Q filed September 4,
                                                                  1996

  EXHIBIT
  NUMBER                   DESCRIPTION OF EXHIBIT                             SEQUENTIALLY NUMBERED PAGE
-----------  ---------------------------------------------------  ---------------------------------------------------
     10.33   Employment Agreement, dated February 1, 1997, by     Page
             and between Reid R. Bechtle and the Registrant.

     10.34   Credit Agreement, dated December 23, 1996 by and     Page
             between CoreStates Bank, N.A. and the Registrant.

      11.1   Computation of historical and supplemental pro       Page
             forma earnings per share.

      21.1   List of subsidiaries.                                Incorporated by reference to Exhibit 21.1 of the
                                                                  Form S-1

      23.1   Consent of Price Waterhouse LLP.                     Page

        27   Financial Data Schedule                              Page

------------------------

* This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

D. Reports on Form 8-K

        No report on Form 8-K was filed by the Registrant during the last quarter of fiscal 1997.

                                  SCHEDULE II

                        COMPUTER LEARNING CENTERS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                             ADDITIONS
                                                            -------------------------------------------
                                              BALANCE AT    CHARGED TO     CHARGED TO
                                             BEGINNING OF    COSTS AND        OTHER            NET       BALANCE AT END
                                                 YEAR        EXPENSES       ACCOUNTS       WRITE-OFFS        OF YEAR
                                             -------------  -----------  ---------------  -------------  ---------------
January 31, 1995
  Allowance for doubtful accounts..........    $     701     $   3,313      $       9       $  (2,286)      $   1,737
January 31, 1996
  Allowance for doubtful accounts..........        1,737         2,613             19          (2,862)          1,507
January 31, 1997
  Allowance for doubtful accounts..........        1,507         3,084         --              (2,341)          2,250

    The Company's allowance for doubtful accounts at January 31, 1997 of $2,250 includes an amount applicable to current accounts receivable and non-current accounts receivable of $1,734 and $516, respectively.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMPUTER LEARNING CENTERS, INC.

                                By:             /s/ REID R. BECHTLE
                                     -----------------------------------------
Dated: April 30, 1997                             Reid R. Bechtle
                                                   PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ REID R. BECHTLE        President, Chief Executive    April 30, 1997
------------------------------    Officer and Director
       Reid R. Bechtle            (Principal Executive
                                  Officer)

   /s/ CHARLES L. COSGROVE      Vice President and Chief      April 30, 1997
------------------------------    Financial Officer
     Charles L. Cosgrove          (Principal Financial
                                  Officer)

      /s/ MARK M. NASSER        Controller (Principal         April 30, 1997
------------------------------    Accounting Officer)
        Mark M. Nasser

     /s/ HARRY H. GAINES        Director                      April 30, 1997
------------------------------
       Harry H. Gaines

      /s/ RALPH W. CLARK        Director                      April 30, 1997
------------------------------
        Ralph W. Clark

       /s/ IRA D. COHEN         Director                      April 30, 1997
------------------------------
         Ira D. Cohen

      /s/ JOHN L. CORSE         Director                      April 30, 1997
------------------------------
        John L. Corse

   /s/ STEPHEN P. REYNOLDS      Director                      April 30, 1997
------------------------------
     Stephen P. Reynolds