Form 10-Q
period 1997-04-30
COMPUTER LEARNING CENTERS INC
filed 1997-06-13
CIK 943206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-26040

                            ------------------------

                        COMPUTER LEARNING CENTERS, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                  36-3501869
      (State or other jurisdiction                       (IRS Employer
    of incorporation or organization)                 Identification No.)

   11350 RANDOM HILLS ROAD, SUITE 240
            FAIRFAX, VIRGINIA                                22030
(Address of principal executive offices)                  (Zip Code)

                                 (703) 359-9333

              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at June 9, 1997
      Common Stock, $.01 par value                         7,830,321

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COMPUTER LEARNING CENTERS, INC.

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
PART 1--FINANCIAL INFORMATION

ITEM 1.  Financial Statements

  Statements of Operations.................................................................................      3

  Balance Sheets...........................................................................................      4

  Statements of Cash Flows.................................................................................      5

  Notes to Financial Statements............................................................................      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............      7

PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................................................     12

ITEM 2.  Changes in Securities.............................................................................     12

ITEM 3.  Defaults Upon Senior Securities...................................................................     12

ITEM 4.  Submission of Matters to a Vote of Security Holders...............................................     12

ITEM 5.  Other Information.................................................................................     12

ITEM 6.  Exhibits and Reports on Form 8-K..................................................................     12

SIGNATURES.................................................................................................     13

                        COMPUTER LEARNING CENTERS, INC.

                            STATEMENTS OF OPERATIONS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      FOR THE THREE-MONTH PERIOD
                                                           ENDED APRIL 30,
                                                      --------------------------
                                                          1997          1996
                                                      ------------  ------------
Revenues............................................  $     20,830  $     14,006
Costs and expenses:
  Cost of instruction and services..................        11,220         7,539
  Selling and promotional...........................         3,252         2,485
  General and administrative........................         1,893         1,185
  Provision for doubtful accounts...................           854           748
  Amortization of intangibles.......................            90            90
                                                      ------------  ------------
                                                            17,309        12,047

Income before interest and income taxes.............         3,521         1,959
Interest income.....................................           346           104
                                                      ------------  ------------
Income before income taxes..........................         3,867         2,063

Provision for income taxes..........................         1,624           856
                                                      ------------  ------------
  Net income........................................  $      2,243  $      1,207
                                                      ------------  ------------
                                                      ------------  ------------
Earnings per share (Note 3):
  Net income per share..............................  $       0.27  $       0.18
                                                      ------------  ------------
                                                      ------------  ------------
Weighted average number of shares outstanding.......     8,275,807     6,613,833
                                                      ------------  ------------
                                                      ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                                 BALANCE SHEETS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              APRIL 30, 1997   JANUARY 31, 1997
                                                              --------------   ----------------
                                                               (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................     $27,457           $26,950
  Accounts receivable, net of allowance for doubtful
    accounts of $1,909 and $1,734, respectively.............      30,815            28,274
  Prepaid expenses and other current assets.................       3,454             3,581
                                                                 -------           -------
    Total current assets....................................      61,726            58,805
                                                                 -------           -------
Fixed assets, net...........................................      11,723             9,571
Intangible assets, net of amortization......................       2,958             3,048
Other long-term assets......................................       5,166             4,303
                                                                 -------           -------
    Total assets............................................     $81,573           $75,727
                                                                 -------           -------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Trade accounts payable....................................     $ 1,616           $ 1,779
  Accrued employee expenses.................................       1,280             2,134
  Accrued other expenses....................................       3,946             2,412
  Deferred revenues.........................................      30,557            27,486
                                                                 -------           -------
    Total current liabilities...............................      37,399            33,811
                                                                 -------           -------
Other long-term liabilities                                        2,151             2,124
                                                                 -------           -------
    Total liabilities.......................................      39,550            35,935
                                                                 -------           -------
Stockholders' equity:
  Preferred stock $.01 par value, 1,000,000 authorized
    shares, no shares issued or outstanding.................      --               --
  Common stock, $.01 par value, 10,000,000 authorized
    shares; 7,825,821 and 7,823,960 shares issued and
    outstanding, respectively (Note 3)......................          78                78
  Additional paid-in capital................................      32,192            32,182
  Net unrealized gain on securities available for sale......          90               112
  Retained earnings.........................................       9,663             7,420
                                                                 -------           -------
    Total stockholders' equity..............................      42,023            39,792
                                                                 -------           -------
    Total liabilities and stockholders' equity..............     $81,573           $75,727
                                                                 -------           -------
                                                                 -------           -------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                            STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                      FOR THE THREE-MONTH
                                                       PERIOD ENDED APRIL
                                                              30,
                                                      --------------------
                                                        1997       1996
                                                      ---------  ---------
Cash flows from operating activities:
      Net income....................................  $   2,243  $   1,207
      Adjustments to reconcile net income to
        cash provided by operating activities:
            Provision for doubtful accounts.........        854        748
            Depreciation............................        713        407
            Amortization of intangible assets.......         90         90

      Changes in net assets and liabilities:
            Accounts receivable.....................     (3,395)      (389)
            Prepaid expenses and other current
              assets................................        141       (325)
            Other long-term assets..................       (863)    (1,675)
            Trade accounts payable..................       (163)      (475)
            Accrued employee expenses...............       (854)      (169)
            Accrued other expenses..................      1,534        731
            Deferred revenues.......................      3,071      1,181
            Other long-term liabilities.............         27        167
                                                      ---------  ---------
                  Cash provided by operating
                    activities......................      3,398      1,498
                                                      ---------  ---------

Cash flows from investing activities:
      Capital expenditures..........................     (2,865)    (1,303)
      Product development...........................        (36)       (30)
                                                      ---------  ---------
                  Cash used for investing activities     (2,901)    (1,333)
                                                      ---------  ---------

Cash flows from financing activities:
      Exercise of stock options.....................         10     --
                                                      ---------  ---------
                  Cash provided by financing
                    activities......................         10     --
                                                      ---------  ---------

Net increase in cash and cash equivalents...........        507        165
                                                      ---------  ---------

Cash and cash equivalents, beginning of period......     26,950      8,260
                                                      ---------  ---------

Cash and cash equivalents, end of period............  $  27,457  $   8,425
                                                      ---------  ---------
                                                      ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     1. The interim financial statements as of and for the three months ended April 30, 1997 and 1996 have not been audited. However, the financial information reflects all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

     2. These financial statements should be read together with the fiscal year 1997 audited financial statements set forth in the Computer Learning Centers, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     3. On March 24, 1997 the Board of Directors declared a three for two stock split in the form of a 50% stock dividend on the Company's common stock, payable April 14, 1997 to stockholders of record at the close of business on April 8, 1997. Share and per share amounts for all prior periods have been restated to reflect the stock split.

     4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). This statement establishes new standards for computing and presenting earnings per share ("EPS"). The standard replaces Accounting Principles Board Opinion No. 15 ("APB 15") presentation of "primary EPS" with "basic EPS," computed as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the statement of operations for entities with complex capital structures. Diluted EPS is computed similarly to "fully diluted EPS," as defined in APB 15. In addition, the statement requires a reconciliation of the numerator and denominator of the basic to diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, with early adoption not permitted. Restatement of all prior period EPS data is required.

    The Company anticipates that adoption of this new accounting standard will have a significant effect on financial reporting due to the dilutive effect of stock options outstanding. The following represents pro forma disclosure of basic and diluted EPS relative to fiscal 1998 first quarter operating results.

                                                        BASIC          DILUTED
                                                    --------------  --------------
Net income........................................  $        2,243  $        2,243
                                                    --------------  --------------
Weighted average number of common shares
  outstanding.....................................       7,826,610       7,826,610
Effect of dilutive securities:
  Options.........................................        --               517,313
                                                    --------------  --------------
                                                         7,826,610       8,343,923
                                                    --------------  --------------
Earnings per share................................  $         0.29  $         0.27
                                                    --------------  --------------

    These amounts compare to reported primary EPS of $0.27 per common share for the quarter ended April 30, 1997. All options of the Company's stock had a dilutive effect for the quarter ended April 30, 1997.

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

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:

                             FOR THE THREE MONTHS ENDED
                                     APRIL 30,
                           ------------------------------
                                1997            1996
                           --------------  --------------
Revenues.................          100.00%         100.00%
Costs and expenses:
  Cost of instruction and
    services.............            53.9            53.8
  Selling and
    promotional..........            15.6            17.7
  General and
    administrative.......             9.1             8.5
  Provision for doubtful
    accounts.............             4.1             5.3
  Amortization of
    intangibles..........             0.4             0.7
                           --------------  --------------

Total costs and
  expenses...............            83.1            86.0
                           --------------  --------------

Income before interest
  and income taxes.......            16.9            14.0
Interest income..........             1.7             0.7
                           --------------  --------------
Income before income
  taxes..................            18.6            14.7
Provision for income
  taxes..................             7.8             6.1
                           --------------  --------------
Net income...............            10.8%            8.6%
                           --------------  --------------

THREE MONTHS ENDED APRIL 30, 1997 ("FIRST QUARTER OF 1997") COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1996 ("FIRST QUARTER OF 1996").

    Revenues increased 48.6% to $20.8 million in the first quarter of 1997 from $14.0 million in the first quarter of 1996 due primarily to an increase in enrollments and the growing popularity of the Company's longer programs, including Associate Degree programs. Revenues from Advantec Institute ("AI"), increased 279% to $1.4 million in the first quarter of 1997 from $369,000 in the first quarter of 1996 due primarily to an increase in the number of students trained and students being trained in longer and higher tuition value programs.

    Student enrollment for the quarter ended April 30, 1997 was 2,580, a 31.4% increase from the first quarter of 1996. Student enrollment at the ten Learning Centers which have been open for more than one year increased 11.2%, yielding an increase in same Center student population of 22.2%. The four Learning Centers which have been open for less than one year contributed 20.2% and 15.1% of the overall increase in student enrollment and student population, respectively. Ending student population at April 30, 1997 and 1996 was 6,949 and 5,062 respectively, an increase of 37.3%.

    Cost of instruction and services increased by 49.3% to $11.2 million in the first quarter of 1997 from $7.5 million in the first quarter of 1996 primarily due to the direct costs necessary to support the increase in student population coupled with adding additional infrastructure to support the growth of the business.

These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Cost of instruction and services as a percentage of revenue increased to 53.9% in the first quarter of 1997 from 53.8% in the first quarter of 1996.

    Selling and promotional expenses increased by 32.0% to $3.3 million in the first quarter of 1997 from $2.5 million in the first quarter of 1996 due primarily to increased marketing and advertising to support the growth in enrollments. The increase relates primarily to the four Learning Centers which have been operating for less than one year. Selling and promotional expenses as a percentage of revenues decreased to 15.6% in the first quarter of 1997 from 17.7% in the first quarter of 1996.

    General and administrative expenses increased 58.3% to $1.9 million in the first quarter of 1997 from $1.2 million in the first quarter of 1996, due primarily to increases in number of personnel and increases in salaries and related benefits associated with supporting the growth of the business. General and administrative expense as a percentage of revenues increased to 9.1% in the first quarter of 1997 compared to 8.5% in the first quarter of 1996.

    Provision for doubtful accounts increased by 14.2% to $854,000 in the first quarter of 1997 from $748,000 in the first quarter of 1996. Provision for doubtful accounts as a percentage of revenues decreased to 4.1% in the first quarter of 1997 compared to 5.3% in the first quarter of 1996. This is primarily the result of improved financial aid processing and improved credit and collection activities.

    Amortization of intangibles was $90,000 in the first quarter of 1997 and 1996 as there has been no change in the gross amount of the Company's only remaining intangible asset. The asset consists of the Department of Education certifications, which has a remaining life of approximately eight years.

    The Company realized net interest income of $346,000 in the first quarter of 1997, compared to $104,000 in the first quarter of 1996 primarily as a result of the interest generated by larger invested cash balances associated with the proceeds of the Company's 1997 public offering.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents increased by $507,000 for the three-month period ended April 30, 1997. Cash generated from operations in the first three months of the year as compared to the prior year period increased by approximately $1.9 million due primarily to the difference in net income for the comparable periods. Capital expenditures increased to $2.9 million in 1997 from $1.3 million in 1996 primarily as a result of funding leasehold improvements and purchasing the necessary capital equipment for anticipated new Learning Centers.

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

STUDENT LOAN DEFAULTS

    By letter dated September 26, 1996, the Department of Education notified the Company that, effective upon receipt of the letter, the Chicago Learning Center was no longer eligible to participate in the Federal Family Education Loan ("FFEL") program and further notified the Company that the Chicago Learning Center may reapply to participate in the FFEL program on October 1, 1997 if its FY 1994 cohort default rate, which has since been published at 21.1%, was below 25%. In accordance with a recently enacted statute, the Department of Education also stated that the Chicago Learning Center cannot participate in the Pell Grant program until July 1, 1997, however the Chicago Learning Center remains eligible to participate in other Title IV Programs, including the Federal Supplemental Education Opportunity Grant program and the Federal Perkins program.

    The Philadelphia Learning Center's FY 1994 cohort default rate as published is 26.9% which results in three consecutive years of default rates that exceed the 25% threshold. The Company plans on appealing the FY 1994 cohort default rate with the Department of Education to challenge the accuracy of such rate. If the ultimate resolution for the FY 1994 cohort default rate appeal is unfavorable, the Philadelphia Leaning Center would be subject to the loss of eligibility to participate in the FFEL and Federal Direct Loan programs. The Company cannot predict either the outcome or timing of when the Department of Education's decision with respect to the Philadelphia Learning Center's FY 1994 cohort default rate appeal. If the Philadelphia Learning Center suffers an interruption of, or loses, its eligibility to participate in some or all of the Title IV Programs, such interruption or loss would have a material adverse effect on the Company.

    The U.S. Department of Education recently notified post secondary educational institutions of their 1995 Draft Cohort Default Rate ("CDR") for the FFEL program. The Draft CDR was previously called the "Prepublication" CDR. The Draft CDR's for all Learning Centers averaged 16.8%, as compared to an average official CDR for fiscal 1994 of 21.1%. Draft CDR's are subject to revision prior to publication as official CDR's, however the Company does not anticipate that the rates will increase significantly. The Company's Chicago and Philadelphia Learning Centers had 1995 Draft CDR's of 15.9% and 18.4% respectively, versus official CDR's for fiscal 1994 of 21.1% and 26.9%.

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

    Because certain statutory and regulatory provisions impose significant requirements on the Company and the Learning Centers and because the agency administering these regulations (the United States Department of Education) has not fully developed administrative interpretations of certain of the statutory and regulatory provisions, it is not clear how the requirements imposed by statute and regulations will be applied and interpreted. In addition, changes in or new interpretations of the HEA, its implementing regulations or other applicable laws, rules or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities or costs of doing business of the Company or one or more of the Learning Centers. The failure to maintain or renew any required regulatory approvals, accreditations or authorizations by the Company or any of the Learning Centers would have a material adverse effect on the Company.

    The violation of federal requirements governing participation in the Title IV Programs or of state or accrediting agency requirements governing the provision of educational services by the Company or any Learning Center could result in the restriction or loss by the Company or a Learning Center of its ability to participate in government funding programs or to offer education and training programs. Any such loss or restriction would have a material adverse effect on the Company. Furthermore, current statutes and regulations or statutory and regulatory standards that become effective in the future may be applied or interpreted by the government in ways that will delay or change the Company's expansion plans or otherwise adversely affect the operation of the Learning Centers and their participation in the Title IV Programs. In addition, all government-provided student financial aid programs, including the Title IV Programs, are subject to the effects of federal and state budgetary processes and the possible elimination or consolidation of the Department of Education, and there can be no assurance that government funding for the financial aid programs in which the Company's students participate will continue to be available or be maintained at current levels. The loss of funding or a reduction in funding levels for the Title IV Programs would have a material adverse effect on the Company.

CONTROL BY GENERAL ATLANTIC ENTITIES; POTENTIAL ADVERSE REGULATORY EFFECTS OF
  CHANGE OF CONTROL

    General Atlantic Corporation and certain of its affiliates (the "General Atlantic Entities") currently own approximately 22.7% of the Company's Common Stock. Consequently, the General Atlantic Entities have significant influence over the policies and affairs of the Company and are in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's Amended and Restated Certificate of Incorporation and the approval of mergers and sales of the Company's assets. Because of the control position of the General Atlantic Entities, any disposition of Common Stock by the General Atlantic Entities or issuance of stock by the Company that results in a loss of control by the General Atlantic Entities may have material adverse consequences for the Company under applicable federal and state regulations and accrediting agency requirements, including potential loss of eligibility to participate in the Title IV Programs. Upon a change in ownership resulting in a change of control of the Company, as defined in the HEA's and the Department's regulations, each Learning Center would lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while it applies to regain eligibility with the likely loss of a portion of its Title IV funding during the re-approval period. A change of control would also have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Learning Centers.

COMPETITION

    The post-secondary adult education and training market is highly fragmented, with no single institution or company holding a dominant market share. The Company competes for students with vocational and technical training schools, degree-granting colleges and universities, continuing education programs and commercial training programs. Certain public and private colleges may offer programs similar to those of the Learning Centers at a lower tuition cost due in part to government subsidies, foundation grants, tax-deductible contributions or other financial resources not available to proprietary institutions.

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

    The Company offers training programs and services for rapidly-changing information technology. The introduction of information products embodying new technologies and the emergence of new information system standards or services may adversely affect the Company's ability to market its programs and services. This may require the Company to make substantial expenditures in order to develop new programs and services and to acquire new faculty, equipment and facilities. If the Company is unable, for financial, regulatory or other reasons, to make those expenditures or acquisitions, the Company's business may be materially and adversely affected.

    The Company's ability to meet its future operating and financial goals will depend upon the Company's ability to successfully implement its growth strategy which will include the introduction of new locations, as well as the potential acquisition of assets and programs complementary to the Company's operations. The Company's success in this area will depend on its ability to successfully integrate such new locations, assets and businesses. There can be no assurance that the Company will be able to implement or manage expansion effectively.

DEPENDENCE UPON KEY EMPLOYEES

    The Company's success depends to a significant extent upon the continued service of its executive officers and other key personnel. None of the Company's executive officers or key employees, other than the President and Chief Executive Officer, are subject to an employment or non-competition agreement. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

                           PART II--OTHER INFORMATION

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

                                COMPUTER LEARNING CENTERS, INC.

                                By:           /s/ CHARLES L. COSGROVE
                                     -----------------------------------------
                                                Charles L. Cosgrove
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

Date: June 13, 1997

                               INDEX TO EXHIBITS

EXHIBIT NO. FILING   DESCRIPTION                                     PAGE NO. IN THIS FILING
-------------------  ----------------------------------------------  ------------------------------------------------

           4.1       Form of Certificate for Shares of the           Incorporated by reference to Exhibit 4.1 of
                     Registrant's Common Stock                       the Registrant's Form S-1 Registration
                                                                     Statement, as amended, filed March 29, 1995 (No.
                                                                     33-90716)

          11.1       Statement re: Computation of Per Share          Page 15
                     Earnings

            27       Financial Data Schedule                         Page 16

                                                                    EXHIBIT 11.1

                        COMPUTER LEARNING CENTERS, INC.

                       COMPUTATION OF EARNINGS PER SHARE
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                           FOR THE THREE-MONTH
                                                                                               PERIOD ENDED
                                                                                                APRIL 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Net income............................................................................  $      2,243  $      1,207
                                                                                        ------------  ------------
Weighted average number of common shares outstanding:
Common Stock..........................................................................     7,826,610     6,388,301
Common Stock Equivalents:
    Employee stock options............................................................       421,276       210,709
    Non qualified stock options.......................................................         6,623        11,271
    Director stock options............................................................        21,298         3,552
                                                                                        ------------  ------------
Weighted average common shares outstanding............................................     8,275,807     6,613,833
                                                                                        ------------  ------------
Earnings per share:
    Net income per share..............................................................  $        .27  $        .18
                                                                                        ------------  ------------

Share amounts and earnings per share restated to reflect the April 1997 three for two stock split.