Form 10-Q
period 1997-07-31
COMPUTER LEARNING CENTERS INC
filed 1997-09-09
CIK 943206

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes [X]    No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at September 3, 1997
      Common Stock, $.01 par value                         7,992,894

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        COMPUTER LEARNING CENTERS, INC.

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
PART 1--FINANCIAL INFORMATION

ITEM 1.  Financial Statements

  Statements of Operations.................................................................................      3

  Balance Sheets...........................................................................................      4

  Statements of Cash Flows.................................................................................      5

  Notes to Financial Statements............................................................................      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............      7

PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................................................     13

ITEM 2.  Changes in Securities.............................................................................     13

ITEM 3.  Defaults Upon Senior Securities...................................................................     13

ITEM 4.  Submission of Matters to a Vote of Security Holders...............................................     13

ITEM 5.  Other Information.................................................................................     13

ITEM 6.  Exhibits and Reports on Form 8-K..................................................................     14

SIGNATURES.................................................................................................     14

                        COMPUTER LEARNING CENTERS, INC.

                            STATEMENTS OF OPERATIONS

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              FOR THE THREE MONTH          FOR THE SIX MONTH
                                                             PERIOD ENDING JULY 31,      PERIOD ENDING JULY 31
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Revenues.................................................  $     22,138  $     14,977  $     42,968  $     28,983
Costs and expenses:
  Cost of instruction and services.......................        12,307         8,247        23,527        15,786
  Selling and promotional................................         3,762         2,574         7,014         5,059
  General and administrative.............................         1,618         1,490         3,511         2,675
  Provision for doubtful accounts........................         1,139           536         1,993         1,284
  Amortization of intangible assets......................            91            91           181           181
                                                           ------------  ------------  ------------  ------------
                                                                 18,917        12,938        36,226        24,985

Income before interest and income taxes..................         3,221         2,039         6,742         3,998
Interest income, net.....................................           367           110           713           214
                                                           ------------  ------------  ------------  ------------
Income before income taxes...............................         3,588         2,149         7,455         4,212
Provision for income taxes...............................         1,510           892         3,134         1,748
                                                           ------------  ------------  ------------  ------------

  Net income.............................................  $      2,078  $      1,257  $      4,321  $      2,464
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Earnings per share (Note 3):
  Net income per share...................................  $       0.25  $       0.18  $       0.52  $       0.36
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

Weighted average number of shares outstanding............     8,455,037     7,031,844     8,383,802     6,871,803
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                                 BALANCE SHEETS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      JULY 31,      JANUARY 31,
                                                                                        1997           1997
                                                                                    ------------  ---------------
                                                                                    (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.......................................................   $   25,094      $  26,950
  Accounts receivable, net of allowance for doubtful accounts of $2,402 and $1,734
    respectively..................................................................       33,754         28,274
  Prepaid expenses and other current assets.......................................        5,566          3,581
                                                                                    ------------       -------
    Total current assets..........................................................       64,414         58,805
                                                                                    ------------       -------
Fixed assets, net.................................................................       16,955          9,571
Intangible assets, net of amortization............................................        2,867          3,048
Non-current accounts receivable, net of allowance for doubtful accounts of $722
  and $516, respectively..........................................................        5,627          3,074
Other long-term assets............................................................        1,289          1,229
                                                                                    ------------       -------
    Total assets..................................................................   $   91,152      $  75,727
                                                                                    ------------       -------
                                                                                    ------------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Trade accounts payable..........................................................   $    3,149      $   1,779
  Accrued employee expenses.......................................................        2,481          2,134
  Accrued other expenses..........................................................        2,244          2,412
  Deferred revenues...............................................................       34,633         27,486
                                                                                    ------------       -------
    Total current liabilities.....................................................       42,507         33,811
                                                                                    ------------       -------
Other long-term liabilities.......................................................        3,022          2,124
                                                                                    ------------       -------
    Total liabilities.............................................................       45,529         35,935
                                                                                    ------------       -------
Stockholders' equity:
  Preferred stock $.01 par value, 1,000,000 authorized shares, no shares issued or
    outstanding...................................................................       --             --
  Common stock, .01 par value, 35,000,000 and 10,000,000 authorized shares, respectively; 7,992,894 and 7,823,960 shares issued and outstanding,
    respectively..................................................................           80             78
  Additional paid-in capital......................................................       33,667         32,182
  Net unrealized gain on securities available for sale............................          135            112
  Retained earnings...............................................................       11,741          7,420
                                                                                    ------------       -------
    Total stockholders' equity....................................................       45,623         39,792
                                                                                    ------------       -------
    Total liabilities and stockholders' equity....................................   $   91,152      $  75,727
                                                                                    ------------       -------
                                                                                    ------------       -------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                            STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               FOR THE SIX-MONTH
                                                                                               PERIOD ENDED JULY
                                                                                                      31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Cash flows from operating activities:
  Net income................................................................................  $   4,321  $   2,464
  Adjustments to reconcile net income to cash provided by operating activities:
    Provision for doubtful accounts.........................................................      1,993      1,284
    Depreciation............................................................................      1,699        892
    Amortization of intangible assets.......................................................        181        181

  Changes in net assets and liabilities:
    Accounts receivable.....................................................................     (7,473)    (2,943)
    Prepaid expenses and other current assets...............................................     (1,859)      (359)
    Non-current accounts receivable.........................................................     (2,553)      (820)
    Other long-term assets..................................................................        (60)       (83)
    Trade accounts payable..................................................................      1,370        999
    Accrued employee expenses...............................................................        347        583
    Accrued other expenses..................................................................        627        (28)
    Deferred revenues.......................................................................      7,147      3,409
    Other long-term liabilities.............................................................        898        139
                                                                                              ---------  ---------

      Cash provided by operating activities.................................................      6,638      5,718
                                                                                              ---------  ---------
Cash flows from investing activities:
  Capital expenditures......................................................................     (9,083)    (2,957)
  Product development.......................................................................       (104)       (37)
                                                                                              ---------  ---------

      Cash used for investing activities....................................................     (9,187)    (2,994)
                                                                                              ---------  ---------
Cash flows from financing activities:
  Exercise of stock options.................................................................        693        310
                                                                                              ---------  ---------
      Cash provided by financing activities.................................................        693        310
                                                                                              ---------  ---------

Net (decrease) increase in cash and cash equivalents........................................     (1,856)     3,034
                                                                                              ---------  ---------

Cash and cash equivalents, beginning of period..............................................     26,950      8,260
                                                                                              ---------  ---------

Cash and cash equivalents, end of period....................................................  $  25,094  $  11,294
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     1. The interim financial statements as of and for the quarter and six months ended July 31, 1997 and 1996 have not been audited. However, the financial information reflects all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

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

     4. Certain reclassifications have been made to prior year amounts to conform with the current period presentation.

     5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). This statement establishes new standards for computing and presenting earnings per share ("EPS"). The standard replaces Accounting Principles Board Opinion No. 15 ("APB 15") presentation of "primary EPS" with "basic EPS," computed as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the statement of operations for entities with complex capital structures. Diluted EPS is computed similarly to "fully diluted EPS," as defined in APB 15. In addition, the statement requires a reconciliation of the numerator and denominator of the basic to diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, with early adoption not permitted. Restatement of all prior period EPS data is required.

    The Company anticipates that adoption of this new accounting standard will have a significant effect on financial reporting due to the dilutive effect of stock options outstanding. The following represents pro forma disclosure of basic and diluted EPS for the quarter and six months ended July 31, 1997.

                                                           FOR THE THREE MONTH PERIOD   FOR THE SIX MONTH PERIOD
                                                              ENDED JULY 31, 1997         ENDED JULY 31, 1997
                                                           --------------------------  --------------------------
                                                              BASIC        DILUTED        BASIC        DILUTED
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $      2,078  $      2,078  $      4,321  $      4,321
                                                           ------------  ------------  ------------  ------------
Weighted average number of common shares outstanding.....     7,901,565     7,901,565     7,863,794     7,863,794
Effect of dilutive securities:
Options..................................................       --            612,979       --            636,924
                                                           ------------  ------------  ------------  ------------
                                                              7,901,565     8,514,544     7,863,794     8,500,718
                                                           ------------  ------------  ------------  ------------
Earnings per share.......................................  $       0.26  $       0.24  $       0.55  $       0.51
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

    These amounts compare to reported primary EPS of $0.25 and $0.52 per common share for the quarter and six months ended July 31, 1997. All options of the Company's stock had a dilutive effect for the quarter and six months ended July 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.

    This report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:

                                                 FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                    ENDED JULY 31,          ENDED JULY 31,
                                                ----------------------  ----------------------
                                                   1997        1996        1997        1996
                                                ----------  ----------  ----------  ----------
Revenues......................................      100.00%     100.00%     100.00%     100.00%
Costs and expenses:
  Cost of instruction and services............        55.6        55.1        54.8        54.5
  Selling and promotional.....................        17.0        17.2        16.3        17.5
  General and administrative..................         7.4         9.9         8.2         9.2
  Provision for doubtful accounts.............         5.1         3.6         4.6         4.4
  Amortization of intangible assets...........         0.4         0.6         0.4         0.6
                                                ----------  ----------  ----------  ----------

Total costs and expenses......................        85.5        86.4        84.3        86.2
                                                ----------  ----------  ----------  ----------

Income before interest and income taxes.......        14.5        13.6        15.7        13.8
Interest income, net..........................         1.7         0.7         1.7         0.7
                                                ----------  ----------  ----------  ----------
Income before income taxes....................        16.2        14.3        17.4        14.5
Provision for income taxes....................         6.8         5.9         7.3         6.0
                                                ----------  ----------  ----------  ----------

Net income....................................         9.4%        8.4%       10.1%        8.5%
                                                ----------  ----------  ----------  ----------
                                                ----------  ----------  ----------  ----------

THREE MONTHS ENDED JULY 31, 1997 ("SECOND QUARTER OF 1997") COMPARED WITH THE
  THREE MONTHS ENDED JULY 31, 1996 ("SECOND QUARTER OF 1996").

    Revenues increased 47.3% to $22.1 million in the second quarter of 1997 from $15.0 million in the second quarter of 1996 due primarily to an increase in enrollments and the growing popularity of the Company's longer programs, including Associate Degree programs. Revenues from Advantec Institute ("AI"), increased 68.9% to $1.0 million in the second quarter of 1997 from $592,000 in the second quarter of 1996 due primarily to an increase in the number of students trained and students being trained in longer and higher tuition value programs.

    Student enrollment for the second quarter of 1997 was 3,037, a 43.0% increase from the second quarter of 1996. Student enrollment at the eleven Learning Centers which have been open for more than one year increased 20.0%, yielding an increase in same Center student population of 23.1%. Ending student population at July 31, 1997 increased 39.4% to 7,446 from 5,342 at July 31, 1996.

    Costs of instruction and services increased by 50.0% to $12.3 million in the second quarter of 1997 from $8.2 million in the second quarter of 1996 primarily due to the direct costs necessary to support the increase in student population coupled with adding additional infrastructure to support the growth of the business. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). The Company had sixteen Learning Centers operating in the second quarter of 1997 compared to eleven Learning Centers operating in the second quarter of 1996. Costs of instruction and services as a percentage of revenues increased to 55.6% in the second quarter of 1997 from 55.1% in the second quarter of 1996.

    Selling and promotional expenses increased by 46.2% to $3.8 million in the second quarter of 1997 from $2.6 million in the second quarter of 1996 due primarily to increased marketing and advertising to support the growth in enrollments. The increase relates primarily to the five Learning Centers which have been operating for less than one year. Selling and promotional expenses as a percentage of revenues decreased to 17.0% in the second quarter of 1997 from 17.2% in the second quarter of 1996.

    General and administrative expenses increased 6.7% to $1.6 million in the second quarter of 1997 from $1.5 million in the second quarter of 1996, due primarily to increases in number of personnel and increases in salaries and related benefits associated with supporting the growth of the business. General and administrative expense as a percentage of revenues decreased to 7.4% in the second quarter of 1997 compared to 9.9% in the second quarter of 1996.

    Provision for doubtful accounts increased by 105.2% to $1.1 million in the second quarter of 1997 from $536,000 in the second quarter of 1996. Provision for doubtful accounts as a percentage of revenues increased to 5.1% in the second quarter of 1997 compared to 3.6% in the second quarter of 1996. This is primarily due to the increase in the allowance for doubtful accounts resulting from the increased collection risk in self funding at the Chicago Learning Center coupled with the incremental expense associated with the five Learning Centers which have been operating for less than one year.

    Amortization of intangibles was $91,000 in the second quarter of 1997 and 1996 as there has been no change in the gross amount of the Company's only remaining intangible asset. The asset consists of the Department of Education certifications, which has a remaining life of approximately eight years.

    The Company realized net interest income of $367,000 in the second quarter of 1997, compared to $110,000 in the second quarter of 1996 primarily as a result of the interest generated by larger invested cash balances.

SIX MONTHS ENDED JULY 31, 1997 COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1996

    Revenues increased 48.3% to $43.0 million for the six months ended July 31, 1997 from $29.0 million for the comparable period of the prior year due primarily to an increase in enrollments and the growing popularity of the Company's longer programs, including Associate Degree programs. Revenues from Al increased 149.7% to $2.4 million for the six months ended July 31, 1997 from $961,000 for the comparable period of the prior year due primarily to an increase in the number of students trained and students attending higher tuition programs.

    Student enrollment for the six months ended July 31, 1997 was 5,617, a 37.2% increase from the comparable period for the prior year. Student enrollment at the eleven Learning Centers which have been open for more than one year increased 18.0%, yielding an increase in same Center student population of 23.1%. Ending student population at July 31, 1997 increased 39.4% to 7,446 from 5,342 at July 31, 1996.

    Costs of instruction and services increased 48.7% to $23.5 million for the six months ended July 31, 1997 from $15.8 million for the comparable period of the prior year due primarily to the direct costs necessary to support the increase in the student population and the operation of the five new Learning Centers. These direct costs consist primarily of faculty and staff compensation and related benefits and facilities costs, including rent and depreciation. The Company had sixteen Learning Centers operating during the six months ended July 31, 1997 compared to eleven Learning Centers operating during the six months ended July 31, 1996. Costs of instruction and services as a percentage of revenues increased to 54.8% for the six months ended July 31, 1997 from 54.5% for the comparable period of the prior year.

    Selling and promotional expenses increased by 37.3% to $7.0 million for the six months ended July 31, 1997 from $5.1 million for the comparable period of the prior year due primarily to increased marketing and advertising to support the growth in enrollments and as a result of having five new Learning Centers operating during the period ended July 31, 1997. These five new Centers accounted for $1.1 million or 57.9% of the increase in selling and promotional expenses. Selling and promotional expenses as a percentage of revenues decreased to 16.3% for the six months ended July 31, 1997 from 17.5% for the comparable period of the prior year.

    General and administrative expenses increased 29.6% to $3.5 million for the six months ended July 31, 1997 from $2.7 million for the comparable period of the prior year, due primarily to increased number of personnel and increases in salaries and related benefits associated with supporting the growth of the business, as well as performance-based incentive compensation expense. General and administrative expense as a percentage of revenues was 8.2% for the six months ended July 31, 1997 compared to 9.2% for the comparable period of the prior year.

    Provision for doubtful accounts increased by 53.9% to $2.0 million from $1.3 million for the comparable period of the prior year. Provision for doubtful accounts as a percentage of revenues was 4.6% for the six months ended July 31, 1997 compared to 4.4% for the comparable period of the prior year. This is primarily due to the increase in the allowance for doubtful accounts resulting from the increased collection risk in self funding at the Chicago Learning Center coupled with the incremental expense associated with the five Learning Centers which have been operating for less than one year.

    Amortization of intangibles was $181,000 for the six months ended July 31, 1997 and for the comparable period of the prior year as there has been no change in the gross amount of the Company's only remaining intangible asset. The asset consists of the Department of Education certifications, which has a remaining life of approximately eight years.

    The Company realized net interest income of $713,000 for the six months ended July 31, 1997, compared to net interest income of $214,000 for the comparable period of the prior year primarily as a result of the interest generated by larger invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents decreased by $1.9 million for the six-month period ended July 31, 1997. Cash generated from operations in the first six months of the year as compared to the prior year period increased by approximately $900,000 primarily due to the difference in net income for the comparable periods. Capital expenditures increased to $9.1 million in 1997 from $3.0 million in 1996 primarily as a result of funding leasehold improvements and purchasing necessary capital equipment for Learning Centers that commenced operations during the period as well as anticipated new Learning Centers.

    The Company believes its available cash on hand, cash provided by operating activities and existing lines of credit under the credit facility will be sufficient to meet the Company's cash requirements for at least the next 12 months. Thereafter, the Company will continue to evaluate all sources of capital available to it, including bank financing and additional equity or debt offerings, to satisfy ongoing working capital and capital expenditure requirements.

STUDENT LOAN DEFAULTS

    By letter dated September 26, 1996, the Department of Education notified the Company that, effective upon receipt of the letter, the Chicago Learning Center was no longer eligible to participate in the Federal Family Education Loan ("FFEL") program and further notified the Company that the Chicago Learning Center may reapply to participate in the FFEL program on October 1, 1997 if its FY 1994 cohort default rate, which has since been published at 21.1%, was below 25%. In accordance with a previously enacted statute, the Department of Education also stated that the Chicago Learning Center could not participate in the Pell Grant program until July 1, 1997, however the Chicago Learning Center maintained eligibility to participate in other Title IV Programs, including the Federal Supplemental Education Opportunity Grant program and the Federal Perkins program. Effective July 1, 1997, the Chicago Learning Center regained eligibility to participate in the Pell Grant program.

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

    The US Department of Education recently notified post secondary educational institutions of their 1995 Draft Cohort Default Rate ("CDR") for the FFEL program. The Draft CDR was previously called the "Prepublication" CDR. The Draft CDR's for all Learning Centers averaged 16.8%, as compared to an average official CDR for fiscal 1994 of 21.1%. Draft CDR's are subject to revision prior to publication as official CDR's, however the Company does not anticipate that the rates will increase significantly. The Company's Chicago and Philadelphia Learning Centers had fiscal 1995 Draft CDR's of 15.9% and 18.4% respectively, versus official CDR's for fiscal 1994 of 21.1% and 26.9%.

    Effective July 1, 1997, the Company regained utilization of the Federal Cash Contribution ("FCC") associated with the Federal Perkins loan program. The FCC represents additional Title IV funds provided to the Company on behalf of the Federal government. The Federal Perkins program accounted for 1.0% of the Company's revenues in fiscal year 1997.

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

    The violation of federal requirements governing participation in the Title IV Programs or of state or accrediting agency requirements governing the provision of educational services by the Company or any Learning Center could result in the restriction or loss by the Company or a Learning Center of its ability to participate in government funding programs or to offer education and training programs. Any such loss or restriction would have a material adverse effect on the Company. Furthermore, current statutes and regulations or statutory and regulatory standards that become effective in the future may be applied or interpreted by the government in ways that will delay or change the Company's expansion plans or otherwise adversely affect the operation of the Learning Centers and their participation in the Title IV Programs. In addition, all government-provided student financial aid programs, including the Title IV Programs, are subject to the effects of federal and state budgetary processes and the possible elimination or consolidation of the Department of Education, and there can be no assurance that government funding for the financial aid programs in which the Company's students participate will continue to be available or be maintained at current levels. The loss of funding or a reduction in funding levels for the Title IV Programs would have an adverse material effect on the Company.

CONTROL BY GENERAL ATLANTIC ENTITIES; POTENTIAL ADVERSE REGULATORY EFFECTS OF
  CHANGE OF CONTROL

    General Atlantic Corporation and certain of its affiliates (the "General Atlantic Entities") currently own approximately 18.4% of the Company's Common Stock. Consequently, the General Atlantic Entities have significant influence over the policies and affairs of the Company and are in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's Amended and Restated Certificate of Incorporation and the approval of mergers and sales of the Company's assets. Although the General Atlantic Entities have advised the Company that they have no immediate plans to dispose of additional shares of Common Stock held by them, the General Atlantic Entities disposed of Common Stock in June of 1997 and there can be no assurance that the General Atlantic Entities will maintain their current ownership interest in the Company or as to the manner or timing of any disposition of Common Stock by the General Atlantic Entities. Because of the control position of the General Atlantic Entities, any disposition of Common Stock by the General Atlantic Entities or issuance of stock by the Company that results in a loss of control by the General Atlantic Entities may have material adverse consequences for the Company under applicable federal and state regulations and accrediting agency requirements, including potential loss of eligibility to participate in the Title IV Programs. Upon a change in ownership resulting in a change of control of the Company, as defined in the HEA's and the Department's regulations, each Learning Center would lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while it applies to regain eligibility with the likely loss of a portion of its Title IV funding during the re-approval period. A change of control would also have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Learning Centers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company's 1997 Annual Meeting of Stockholders was held on July 10, 1997. Represented, in person or by proxy were 7,230,918 shares, or, approximately 92% of total shares outstanding. The following actions were taken:

    1. Election of two Class II Directors to serve until the 2000 Annual Meeting of Stockholders. The two nominees, Ira D. Cohen and Stephen P. Reynolds, were elected by the following vote:

NOMINEES                                                          FOR        AGAINST       NON-VOTE
- -------------------------------------------------------------  ----------  -----------  ---------------
Mr. Cohen....................................................   7,223,548       7,370              0
Mr. Reynolds.................................................   7,223,548       7,370              0

    2. To approve an amendment to the Company's Second Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from 10,000,000 shares to 35,000,000 shares.

FOR          AGAINST      NON-VOTE
- ----------  ----------  -------------
5,894,971    1,335,597          350

    3. To approve the Company's Non-Employee Directors Stock Option Plan.

FOR          AGAINST    NON-VOTE
- ----------  ---------  -----------
7,186,713      11,900       2,565

    4. To approve amendments to the Company's Non-Employee Directors Stock Option Plan.

FOR          AGAINST    NON-VOTE
- ----------  ---------  -----------
7,145,981      19,930      35,267

    5. Ratification of the selection by the Board of Directors of Price Waterhouse LLP as independent accountants for the current fiscal year.

FOR           AGAINST      NON-VOTE
- ----------  -----------  -------------
7,230,468          150           300

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

Date: September 9, 1997

                               INDEX TO EXHIBITS

EXHIBIT NO. FILING   DESCRIPTION                                      PAGE NO. IN THIS FILING
- -------------------  -----------------------------------------------  -----------------------------------------------

           3.1       Second Amended and Restated Certificate of       Page 16
                     Incorporation of the Registrant, as amended

           3.2       Amended and Restated Bylaws of the Registrant    Incorporated by reference to Exhibit 3.4 of the
                                                                      Registrant's Form S-1 Registration Statement,
                                                                      as amended, filed March 29, 1995 (No.33-90716)

           4.1       Form of Certificate for Shares of the            Incorporated by reference to Exhibit 4.1 of the
                     Registrant's Common Stock                        Registrant's Form S-1 Registration Statement,
                                                                      as amended, filed March 29, 1995 (No. 33-90716)

          10.1       Employee Stock Purchase Plan                     Page 27

          11.1       Statement re: Computation of Per Share Earnings  Page 31

            27       Financial Data Schedule                          Page 33