Form 10-Q
period 1997-10-31
COMPUTER LEARNING CENTERS INC
filed 1997-12-15
CIK 943206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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

                               Yes [X]    No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at December 9, 1997
      Common Stock, $.01 par value                         8,015,544

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COMPUTER LEARNING CENTERS, INC.

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
PART 1--FINANCIAL INFORMATION

ITEM 1.  Financial Statements

  Statements of Operations.................................................................................      3

  Balance Sheets...........................................................................................      4

  Statements of Cash Flows.................................................................................      5

  Notes to Financial Statements............................................................................      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............      8

PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................................................     15

ITEM 2.  Changes in Securities.............................................................................     15

ITEM 3.  Defaults Upon Senior Securities...................................................................     15

ITEM 4.  Submission of Matters to a Vote of Security Holders...............................................     15

ITEM 5.  Other Information.................................................................................     15

ITEM 6.  Exhibits and Reports on Form 8-K..................................................................     15

SIGNATURES.................................................................................................     15

                        COMPUTER LEARNING CENTERS, INC.

                            STATEMENTS OF OPERATIONS

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                          FOR THE THREE MONTH            FOR THE NINE MONTH
                                                       PERIOD ENDING OCTOBER 31,     PERIOD ENDING OCTOBER 31,
                                                      ----------------------------  ----------------------------
                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------
Revenues............................................  $      25,682  $      16,888  $      68,650  $      45,871
Costs and expenses:
  Cost of instruction and services..................         14,413          9,317         37,940         25,103
  Selling and promotional...........................          4,018          3,156         11,032          8,215
  General and administrative........................          1,897          1,363          5,408          4,038
  Provision for doubtful accounts...................          1,321            747          3,314          2,031
  Amortization of intangible assets.................             91             91            272            272
                                                      -------------  -------------  -------------  -------------
                                                             21,740         14,674         57,966         39,659

Income before interest and income taxes.............          3,942          2,214         10,684          6,212
Interest income, net................................            341            183          1,054            397
                                                      -------------  -------------  -------------  -------------
Income before income taxes..........................          4,283          2,397         11,738          6,609
Provision for income taxes..........................          1,688            995          4,822          2,743
                                                      -------------  -------------  -------------  -------------

  Net income........................................  $       2,595  $       1,402  $       6,916  $       3,866
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Earnings per share (Note 3):
  Net income per share..............................  $        0.15  $        0.09  $        0.41  $        0.27
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

Weighted average number of shares outstanding.......     17,040,080     14,865,546     16,877,468     14,240,512
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                                 BALANCE SHEETS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   OCTOBER 31,      JANUARY 31,
                                                                                      1997             1997
                                                                                 ---------------  ---------------
                                                                                   (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents....................................................    $    25,940       $  26,950
  Accounts receivable, net of allowance for doubtful accounts of $2,999 and
    $1,734 respectively........................................................         39,331          28,274
  Prepaid expenses and other current assets....................................          5,771           3,581
                                                                                 ---------------       -------
    Total current assets.......................................................         71,042          58,805
                                                                                 ---------------       -------
Fixed assets, net..............................................................         20,647           9,571
Intangible assets, net of amortization.........................................          2,776           3,048
Non-current accounts receivable, net of allowance for doubtful accounts of $783
  and $516, respectively.......................................................          7,117           3,074
Other long-term assets.........................................................          1,418           1,229
                                                                                 ---------------       -------
    Total assets...............................................................    $   103,000       $  75,727
                                                                                 ---------------       -------
                                                                                 ---------------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Trade accounts payable.......................................................    $     2,406       $   1,779
  Accrued employee expenses....................................................          2,688           2,134
  Accrued other expenses.......................................................          3,772           2,412
  Deferred revenues............................................................         41,583          27,486
                                                                                 ---------------       -------
    Total current liabilities..................................................         50,449          33,811
                                                                                 ---------------       -------
Non-current deferred revenues..................................................          2,754           1,342
Other long-term liabilities....................................................          1,092             782
                                                                                 ---------------       -------
    Total liabilities..........................................................         54,295          35,935
                                                                                 ---------------       -------
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 authorized shares, no shares
    issued or outstanding......................................................        --               --
  Common stock, $.01 par value, 35,000,000 and 10,000,000 authorized shares, respectively; 16,031,088 (including 8,015,544 issued in connection with the
    January 8, 1998 stock split) and 7,823,960 shares issued and outstanding,
    respectively (Note 3)......................................................            160              78
  Additional paid-in capital...................................................         34,066          32,182
  Net unrealized gain on securities available for sale.........................            143             112
  Retained earnings............................................................         14,336           7,420
                                                                                 ---------------       -------
    Total stockholders' equity.................................................         48,705          39,792
                                                                                 ---------------       -------
    Total liabilities and stockholders' equity.................................    $   103,000       $  75,727
                                                                                 ---------------       -------
                                                                                 ---------------       -------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                            STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                            FOR THE NINE MONTH
                                                                                           PERIOD ENDED OCTOBER
                                                                                                    31,
                                                                                           ---------------------
                                                                                              1997       1996
                                                                                           ----------  ---------
Cash flows from operating activities:
  Net income.............................................................................  $    6,916  $   3,866
  Adjustments to reconcile net income to cash provided by operating activities:
    Provision for doubtful accounts......................................................       3,314      2,031
    Depreciation.........................................................................       2,821      1,684
    Amortization of intangible assets....................................................         272        272
    Deferred tax benefit.................................................................        (752)    --

  Changes in net assets and liabilities:
    Accounts receivable..................................................................     (13,851)    (6,232)
    Prepaid expenses and other current assets............................................      (1,291)    (1,073)
    Non-current accounts receivable......................................................      (4,562)    (1,396)
    Other long-term assets...............................................................        (137)      (108)
    Trade accounts payable...............................................................         627      2,008
    Accrued employee expenses............................................................         554        738
    Accrued other expenses...............................................................       2,555        842
    Deferred revenues....................................................................      14,097      6,959
    Non-current deferred revenues........................................................       1,412        532
    Other long-term liabilities..........................................................         310        (53)
                                                                                           ----------  ---------
      Cash provided by operating activities..............................................      12,285     10,070
                                                                                           ----------  ---------
Cash flows from investing activities:
  Capital expenditures...................................................................     (13,897)    (5,613)
  Product development....................................................................        (145)       (58)
  Perkins matching contributions.........................................................         (23)    --
                                                                                           ----------  ---------
      Cash used for investing activities.................................................     (14,065)    (5,671)
                                                                                           ----------  ---------
Cash flows from financing activities:
  Net proceeds from issuance of stock....................................................      --          9,954
  Exercise of stock options..............................................................         770      2,701
  Redemption of subscription note receivable.............................................      --            579
                                                                                           ----------  ---------
      Cash provided by financing activities..............................................         770     13,234
                                                                                           ----------  ---------

Net (decrease) increase in cash and cash equivalents.....................................      (1,010)    17,633
                                                                                           ----------  ---------

Cash and cash equivalents, beginning of period...........................................      26,950      8,260
                                                                                           ----------  ---------

Cash and cash equivalents, end of period.................................................  $   25,940  $  25,893
                                                                                           ----------  ---------
                                                                                           ----------  ---------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

     1. The interim financial statements as of and for the quarter and nine months ended October 31, 1997 and 1996 have not been audited. However, the financial information reflects all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

     2. These financial statements should be read together with the fiscal year 1997 audited financial statements set forth in the Computer Learning Centers, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     3. Subsequent Event: Stock Split

    On December 8, 1997 the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on the Company's common stock, payable January 8, 1998 to stockholders of record at the close of business on December 29, 1997. The effect of the split is presented retroactively within stockholders' equity at October 31, 1997 by transferring the par value for the additional shares issued from the additional paid-in capital account to the common stock account. The earnings per share amounts for all prior periods have been restated to reflect the stock split. The following table summarizes information related to the restated number of shares of common stock.

                                                  WEIGHTED AVERAGE SHARES  WEIGHTED AVERAGE SHARES
                                                    OUTSTANDING FOR THE      OUTSTANDING FOR THE
                                                    THREE MONTH PERIOD        NINE MONTH PERIOD      COMMON STOCK
                                                  ENDED OCTOBER 31, 1997    ENDED OCTOBER 31,1997    OUTSTANDING
                                                  -----------------------  -----------------------  --------------
Balance October 31, 1997 (pre-split)............           8,520,040                8,438,734           8,015,544
Common stock split..............................           8,520,040                8,438,734           8,015,544
                                                         -----------              -----------       --------------
Restated balance October 31, 1997...............          17,040,080               16,877,468          16,031,088
                                                         -----------              -----------       --------------
                                                         -----------              -----------       --------------

     4. Revenues of the Company are derived principally from tuition income. The Company records accounts receivable and related deferred revenues when students are billed tuition for the programs they are attending. The deferred revenues are then recognized as income on a pro rata basis over the term of instruction, which varies from concentrated (two-to six-week) courses to eight-to thirty-two month programs. On an individual basis, when a student withdraws, tuition paid in excess of earned revenues is refunded based on the applicable refund policy and revenue earned in excess of tuition paid is recorded as an account receivable. When reporting accounts receivable and deferred revenues, the Company provides for estimated future student withdrawals as reductions to deferred revenues and related accounts receivable balances, thus stating the appropriate deferred revenues and accounts receivable balances at an estimated net realizable value. Such provision aggregated $10,737 and $7,359 at October 31 and January 31, 1997, respectively.

     5. Certain reclassifications have been made to prior year amounts to conform with the current period presentation.

     6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). This statement establishes new standards for computing and presenting earnings per share ("EPS"). The standard replaces Accounting Principles Board Opinion No. 15 ("APB 15") presentation of "primary EPS" with "basic EPS," computed as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the statement of operations for entities with complex capital structures. Diluted EPS is computed

                        COMPUTER LEARNING CENTERS, INC.

                                  (UNAUDITED)

similarly to "fully diluted EPS," as defined in APB 15. In addition, the statement requires a reconciliation of the numerator and denominator of the basic to diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, with early adoption not permitted. Restatement of all prior period EPS data is required.

    The Company anticipates that adoption of this new accounting standard will have a significant effect on financial reporting due to the dilutive effect of stock options outstanding. The following represents pro forma disclosure of basic and diluted EPS for the quarter and nine months ended October 31, 1997 (share and per share amounts restated to reflect stock split--Note 3).

                                       FOR THE THREE MONTH PERIOD  FOR THE NINE MONTH PERIOD
                                         ENDED OCTOBER 31, 1997      ENDED OCTOBER 31, 1997
                                       --------------------------  --------------------------
                                          BASIC        DILUTED        BASIC        DILUTED
                                       ------------  ------------  ------------  ------------
Net income...........................  $      2,595  $      2,595  $      6,916  $      6,916
                                       ------------  ------------  ------------  ------------
Weighted average number of common
  shares outstanding.................    15,998,430    15,998,430    15,818,870    15,818,870
Effect of dilutive securities:
  Options............................       --          1,041,650       --          1,174,800
                                       ------------  ------------  ------------  ------------
                                         15,998,430    17,040,080    15,818,870    16,993,670
                                       ------------  ------------  ------------  ------------
Earnings per share...................  $       0.16  $       0.15  $       0.44  $       0.41
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------

    These amounts compare to reported primary EPS of $0.15 and $0.41 per common share for the quarter and nine months ended October 31, 1997.

     7. On November 10, 1997 the Company signed a definitive agreement to acquire Boston Education Corp. for approximately $5 million in Company common stock. The acquisition, which is subject to the completion of due diligence and other closing requirements, is expected to be completed by December 31, 1997.

    On December 6, 1997 the Company signed a definitive agreement to acquire Delta College, a Montreal, Quebec-based, privately held provider of information technology education and training. The transaction calls for an exchange of shares of Delta College for Company common stock valued at approximately U.S. $13 million. The acquisition, which is subject to the completion of due diligence and other closing requirements, is expected to be completed by January 30, 1998.

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

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:

                                                        FOR THE THREE
                                                         MONTHS ENDED      FOR THE NINE MONTHS
                                                         OCTOBER 31,        ENDED OCTOBER 31,
                                                     --------------------  --------------------
                                                       1997       1996       1997       1996
                                                     ---------  ---------  ---------  ---------
Revenues...........................................      100.0%     100.0%     100.0%     100.0%
Costs and expenses:
  Cost of instruction and services.................       56.1       55.2       55.3       54.7
  Selling and promotional..........................       15.7       18.7       16.1       17.9
  General and administrative.......................        7.4        8.1        7.8        8.8
  Provision for doubtful accounts..................        5.1        4.4        4.8        4.5
  Amortization of intangible assets................        0.4        0.5        0.4        0.6
                                                     ---------  ---------  ---------  ---------

Total costs and expenses...........................       84.7       86.9       84.4       86.5
                                                     ---------  ---------  ---------  ---------

Income before interest and income taxes............       15.3       13.1       15.6       13.5
Interest income, net...............................        1.3        1.1        1.5        0.9
                                                     ---------  ---------  ---------  ---------
Income before income taxes.........................       16.6       14.2       17.1       14.4
Provision for income taxes.........................        6.5        5.9        7.0        6.0
                                                     ---------  ---------  ---------  ---------

Net income.........................................       10.1%       8.3%      10.1%       8.4%
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------

THREE MONTHS ENDED OCTOBER 31, 1997 ("THIRD QUARTER OF 1997") COMPARED WITH THE
  THREE MONTHS ENDED OCTOBER 31, 1996 ("THIRD QUARTER OF 1996").

    Revenues increased 52.1% to $25.7 million in the third quarter of 1997 from $16.9 million in the third quarter of 1996 due primarily to an increase in enrollments and the growing popularity of the Company's longer programs, including Associate Degree programs. Revenues from Advantec Institute ("AI"), decreased 5.5% to $826,000 in the third quarter of 1997 from $874,000 in the third quarter of 1996 due to a decrease in the number of students enrolled.

    Student enrollment for the third quarter of 1997 was 3,661 a 42.2% increase from the third quarter of 1996. Student enrollment at the eleven Learning Centers which have been open for more than one year increased 6.5%, yielding an increase in same Center student population of 16.6%. Ending student population at October 31, 1997 increased 42.5% to 8,459 from 5,937 at October 31, 1996.

    Costs of instruction and services increased by 54.8% to $14.4 million in the third quarter of 1997 from $9.3 million in the third quarter of 1996 primarily due to the direct costs necessary to support the increase in student population coupled with adding additional infrastructure to support the growth of the business.

These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). The Company had seventeen Learning Centers operating in the third quarter of 1997 compared to eleven Learning Centers operating in the third quarter of 1996. The percentage increase in costs of instruction and services relative to the percentage increase in revenues is primarily due to a higher ratio of fixed costs to revenues related to three new Learning Centers which commenced operations during the second and third quarters of 1997 compared to only one such Learning Center for the comparable period of the prior year. Costs of instruction and services as a percentage of revenues increased to 56.1% in the third quarter of 1997 from 55.2% in the third quarter of 1996.

    Selling and promotional expenses increased by 25.0% to $4.0 million in the third quarter of 1997 from $3.2 million in the third quarter of 1996 due primarily to increased marketing and advertising to support the growth in enrollments. The increase relates primarily to the six Learning Centers which have been operating for less than one year. Selling and promotional expenses as a percentage of revenues decreased to 15.7% in the third quarter of 1997 from 18.7% in the third quarter of 1996 primarily due to increased efficiencies associated with the Company's marketing strategies, particularly new Learning Center openings within established Company markets.

    General and administrative expenses increased 35.7% to $1.9 million in the third quarter of 1997 from $1.4 million in the third quarter of 1996, due primarily to increases in number of personnel and increases in salaries and related benefits associated with supporting the growth of the business. General and administrative expense as a percentage of revenues decreased to 7.4% in the third quarter of 1997 compared to 8.1% in the third quarter of 1996 due to greater revenues being spread over the fixed costs related to general and administrative expenses.

    Provision for doubtful accounts increased by 74.0% to $1.3 million in the third quarter of 1997 from $747,000 in the third quarter of 1996. This is primarily due to the increase in the allowance for doubtful accounts resulting from the increased collection risk in self funding at the Chicago Learning Center. As noted in the Student Loan Defaults section, the Chicago Learning Center regained eligibility to participate in the Federal Family Education Loan ("FFEL") programs on October 10, 1997. Provision for doubtful accounts as a percentage of revenues increased to 5.1% in the third quarter of 1997 compared to 4.4% in the third quarter of 1996.

    Amortization of intangibles was $91,000 in the third quarter of 1997 and 1996 as there has been no change in the gross amount of the Company's only remaining intangible asset. The asset consists of the Department of Education certifications, which have a remaining life of approximately eight years.

    The Company realized net interest income of $341,000 in the third quarter of 1997, compared to $183,000 in the third quarter of 1996 primarily as a result of the interest generated by larger invested cash balances.

    The Company's tax provision was reduced in the third quarter of 1997 after revision of the Company's estimated annual effective tax rate.

NINE MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH THE NINE MONTHS ENDED OCTOBER
  31, 1996

    Revenues increased 49.7% to $68.7 million for the nine months ended October 31, 1997 from $45.9 million for the comparable period of the prior year due primarily to an increase in enrollments and the growing popularity of the Company's longer programs, including Associate Degree programs. Revenues from Al increased 83.3% to $3.3 million for the nine months ended October 31, 1997 from $1.8 million for the comparable period of the prior year due primarily to an increase in the number of students trained and students attending higher tuition programs.

    Student enrollment for the nine months ended October 31, 1997 was 9,278, a 39.1% increase from the comparable period for the prior year. Student enrollment at the eleven Learning Centers which have been open for more than one year increased 13.3%, yielding an increase in same Center student population of

16.6%. Ending student population at October 31, 1997 increased 42.5% to 8,459 from 5,937 at October 31, 1996.

    Costs of instruction and services increased 51.0% to $37.9 million for the nine months ended October 31, 1997 from $25.1 million for the comparable period of the prior year due primarily to the direct costs necessary to support the increase in the student population coupled with adding additional infrastructure to support the growth of the business. These direct costs consist primarily of faculty and staff compensation and related benefits and facilities costs, including rent and depreciation. The Company had seventeen Learning Centers operating during the nine months ended October 31, 1997 compared to eleven Learning Centers operating during the nine months ended October 31, 1996. Costs of instruction and services as a percentage of revenues increased to 55.3% for the nine months ended October 31, 1997 from 54.7% for the comparable period of the prior year.

    Selling and promotional expenses increased by 34.1% to $11.0 million for the nine months ended October 31, 1997 from $8.2 million for the comparable period of the prior year due primarily to increased marketing and advertising to support the growth in enrollments and as a result of having six new Learning Centers operating during the period ended October 31, 1997. These six new Centers accounted for $2.0 million or 71.4% of the increase in selling and promotional expenses. Selling and promotional expenses as a percentage of revenues decreased to 16.1% for the nine months ended October 31, 1997 from 17.9% for the comparable period of the prior year primarily due to increased efficiencies associated with the Company's marketing strategies, particularly new Learning Centers within established markets.

    General and administrative expenses increased 35.0% to $5.4 million for the nine months ended October 31, 1997 from $4.0 million for the comparable period of the prior year, due primarily to increased number of personnel and increases in salaries and related benefits associated with supporting the growth of the business, as well as performance-based incentive compensation expense. General and administrative expense as a percentage of revenues was 7.8% for the nine months ended October 31, 1997 compared to 8.8% for the comparable period of the prior year due to greater revenues being spread over the fixed costs related to general and administrative expenses.

    Provision for doubtful accounts increased by 65.0% to $3.3 million from $2.0 million for the comparable period of the prior year. This is primarily due to the increase in the allowance for doubtful accounts resulting from the increased collection risk in self funding at the Chicago Learning Center. Provision for doubtful accounts as a percentage of revenues was 4.8% for the nine months ended October 31, 1997 compared to 4.5% for the comparable period of the prior year.

    Amortization of intangibles was $272,000 for the nine months ended October 31, 1997 and for the comparable period of the prior year as there has been no change in the gross amount of the Company's only remaining intangible asset. The asset consists of the Department of Education certifications, which have a remaining life of approximately eight years.

    The Company realized net interest income of $1,054,000 for the nine months ended October 31, 1997, compared to net interest income of $397,000 for the comparable period of the prior year, primarily as a result of the interest generated by larger invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents decreased by $1.0 million for the nine-month period ended October 31, 1997. Cash generated from operations in the first nine months of the year as compared to the prior year period increased by approximately $2.2 million primarily due to the difference in net income for the comparable periods. Capital expenditures increased to $13.9 million in 1997 from $5.6 million in 1996 primarily as a result of funding leasehold improvements and purchasing necessary capital equipment for Learning Centers that commenced operations during the period, as well as anticipated new Learning Centers.

    The Company believes its available cash on hand, cash provided by operating activities and existing lines of credit under the credit facility will be sufficient to meet the Company's cash requirements for at least the next twelve months. Thereafter, the Company will continue to evaluate all sources of capital available to it, including bank financing and additional equity or debt offerings, to satisfy ongoing working capital and capital expenditure requirements.

STUDENT LOAN DEFAULTS

    In September 1996, the Department of Education ("DOE") notified the Company that the Chicago Learning Center lost its eligibility to participate in the FFEL programs for twelve months due to three consecutive federal fiscal years (1991-1993) of cohort default rates ("CDR") above 25%. The only related condition required by the DOE for reapplication into the FFEL program was that the 1994 CDR for the Chicago Learning Center be below 25%. The 1994 rate published by the DOE on January 6, 1997 was 21.1%.

    The Company reapplied for participation into the FFEL program in accordance with DOE guidance and received notification from the DOE on October 10, 1997 that the Chicago Learning Center regained eligibility to participate in the FFEL programs. The Chicago Learning Center is now eligible for all federal student financial aid programs under Title IV of the Higher Education Act of 1965.

    The Philadelphia Learning Center's 1994 CDR as published was 26.9% which resulted in three consecutive years of default rates that exceeded the 25% threshold. The Company appealed the 1994 CDR with the DOE to challenge the accuracy of such rate. On November 6, 1997 the Company received notification from the DOE that the Philadelphia Learning Center's official 1995 CDR is 17.9%. The DOE considered the Philadelphia Learning Center's official 1995 CDR in applying the federal law regarding an institution's eligibility to participate in the FFEL programs, and since this CDR was below 25% and the Philadelphia Learning Center's appeal of its 1994 CDR remained pending, the Philadelphia Learning Center retained its eligibility to participate in the FFEL programs. On November 10, 1997 the Company withdrew Philadelphia's 1994 CDR appeal.

    The Company's official weighted average CDR for all Learning Centers as published by the DOE was 16.1% for 1995, 21.1% for 1994 and 23.1% for 1993.

SUBSEQUENT EVENTS

    On November 10, 1997 the Company signed a definitive agreement to acquire Boston Education Corp. for approximately $5 million in Company common stock. The acquisition, which is subject to the completion of due diligence and other closing requirements, is expected to be completed by December 31, 1997.

    On December 6, 1997 the Company signed a definitive agreement to acquire Delta College, a Montreal, Quebec-based, privately held provider of information technology education and training. The transaction calls for an exchange of shares of Delta College for Company common stock valued at approximately U.S. $13 million. The acquisition, which is subject to the completion of due diligence and other closing requirements, is expected to be completed by January 30, 1998.

    On December 8, 1997 the Board of Directors declared a two for one stock split in the form of a 100% stock dividend on the Company's common stock, payable January 8, 1998 to stockholders of record at the close of business on December 29, 1997. Share and per share amounts for all prior periods have been restated to reflect the stock split.

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

CONTROL BY GENERAL ATLANTIC ENTITIES; POTENTIAL ADVERSE REGULATORY EFFECTS OF
  CHANGE OF CONTROL

    General Atlantic Corporation and certain of its affiliates (the "General Atlantic Entities") currently own approximately 18.4% of the Company's Common Stock. Consequently, the General Atlantic Entities have significant influence over the policies and affairs of the Company and are in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's Amended and Restated Certificate of Incorporation and the approval of mergers and sales of the Company's assets. Although the General Atlantic Entities have advised the Company that they have no immediate plans to dispose of additional shares of Common Stock held by them there can be no assurance that the General Atlantic Entities will maintain their current ownership interest in the Company or as to the manner or timing of any disposition of Common Stock by the General Atlantic Entities. Because of the control position of the General Atlantic Entities, any disposition of Common Stock by the General Atlantic Entities or issuance of stock by the Company that results in a loss of control by the General Atlantic Entities may have material adverse consequences for the Company under applicable federal and state regulations and accrediting agency requirements, including potential loss of eligibility to participate in the Title IV Programs. Upon a change in ownership resulting in a change of control of the Company, as defined in the HEA's and the Department's regulations, each Learning Center would lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while it applies to regain eligibility with the likely loss of a portion of its Title IV funding during the re-approval period. A change of control would also have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Learning Centers.

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

Date: December 15, 1997

                               INDEX TO EXHIBITS

EXHIBIT NO. FILING   DESCRIPTION                                      PAGE NO. IN THIS FILING
-------------------  -----------------------------------------------  -----------------------------------------------

           3.1       Second Amended and Restated Certificate of       Incorporated by reference to Exhibit 3.1 of the
                     Incorporation of the Registrant, as amended      Registrant's Form 10-Q filed September 9, 1997
                                                                      (No. 000-26040)

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

          11.1       Statement re: Computation of Per Share Earnings  Page 17

            27       Financial Data Schedule                          Page 19