Form 10-K
period 1998-01-31
COMPUTER LEARNING CENTERS INC
filed 1998-05-01
CIK 943206

                                   FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ANNUAL REPORT

(MARK ONE)

/X/

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended JANUARY 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________.

                         Commission file number 0-26040

                        COMPUTER LEARNING CENTERS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                       36-3501869
    (State or other jurisdiction of
            incorporation or               (I.R.S. Employer
             organization)                  Identification
                                               Number)
       11350 RANDOM HILLS ROAD,
              SUITE 240,                        22030
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at April 29, 1998:

                                  $212,263,933

Number of shares of Common Stock, $.01 par value, outstanding at April 29, 1998.

                                   17,327,668

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                        COMPUTER LEARNING CENTERS, INC.

                                   FORM 10-K

                                     INDEX

                                                   PART I
Item 1.     Business..............................................................................          3
Item 2.     Properties............................................................................         19
Item 3.     Legal Proceedings.....................................................................         20
Item 4.     Submission of Matters to a Vote of Security Holders...................................         21


                                                   PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.................         22
Item 6.     Selected Financial Data...............................................................         22
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of                     24
              Operations..........................................................................
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk............................         33
Item 8.     Financial Statements and Supplementary Data...........................................        F-1
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial                     I-1
              Disclosure..........................................................................

                                                  PART III
Item 10.    Directors and Executive Officers of the Registrant....................................        I-1
Item 11.    Executive Compensation................................................................        I-1
Item 12.    Security Ownership of Certain Beneficial Owners and Management........................        I-2
Item 13.    Certain Relationships and Related Transactions........................................        I-2

                                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................        I-4
Signatures........................................................................................        S-1

                                     PART I

ITEM 1. BUSINESS

    Computer Learning Centers, Inc. ("CLC" or the "Company") provides information technology and computer-related education and training. The Company designs programs and courses to meet current information technology education needs, offering instruction in rapidly growing technologies such as client/server, databases, networking and object-oriented programming. Through its accredited career programs, the Company offers associate degrees and non-degree diplomas in six primary areas of study to adults seeking entry-level jobs in information technology including: business applications; electronics, systems and hardware; programming; networking; information technology support and business applications with networking. In addition to its traditional career and associate degree programs, the Company offers its Advantec Institute ("AI") courses in intensive two to six-week formats for the continuing education and training of information technology professionals.

    On December 23, 1997, the Company acquired Boston Education Corp. ("BEC"), a privately held provider of information technology education and training. The acquisition, which was accounted for as a pooling of interests, was completed by issuing 200,148 shares of CLC common stock. BEC had 1997 annual revenues of approximately $5.2 million and serves approximately 650 students at its two campuses: a main campus in Somerville, Massachusetts and a branch in Methuen, Massachusetts.

    On February 17, 1998 the company acquired Markerdowne Corporation d/b/a Computer Learning Centers Paramus ("CLC Paramus"), a privately-held provider of information technology education and training based in Paramus, New Jersey. The acquisition, which will be accounted for as a pooling of interests, was completed by issuing 510,287 shares of CLC Common Stock. CLC Paramus had calendar 1997 annual revenues of approximately $6.7 million and serves approximately 800 students.

    On February 20, 1998 the Company acquired Delta College, a Montreal, Quebec-based, privately-held provider of information technology education and training. The acquisition, which will be accounted for as a pooling of interests was completed by means of an exchange of shares of Delta College for 548,408 shares of CLC Common Stock. Delta College reported revenues of approximately $6.7 million for its fiscal year ended June 30, 1997. Delta College serves approximately 800 students at three locations: Montreal, Laval and Brossard.

    The Company enrolls approximately 12,000 new students annually at its twenty-five locations in the United States and Canada. Excluding the recent fiscal 1999 acquisitions of CLC Paramus and Delta College, the Company enrolled students at six new Learning Centers in fiscal 1998 at Cherry Hill, NJ, Ft. Worth, TX, Woodhaven (Northeast Philadelphia), PA, Somerville, MA, Methuen, MA and Atlanta, GA.

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

    - According to the U.S. Department of Education ("DOE"), the number of students graduating from high school is expected to increase by approximately 21% from 1995 to 2007. This growth will enlarge the pool of candidates for career-oriented education and training, including education and training in information technology skills.

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

    The Company's AI programs are marketed directly to individuals, commercial organizations and government employees. AI programs provide ongoing technology training to information technology professionals through intensive two- to six-week programs that focus on current and emerging technologies. AI programs provide immediate skills training in technologies such as networking, client/server, programming, databases and the Internet. Programs are offered at AI training facilities in Tysons Corner and Alexandria, Virginia, Laurel, Maryland and Houston, Texas as well as at client sites. The Company leverages its existing relationships with employers, its career program facilities and its resources and market responsiveness to expand its presence in the professional education and training market.

BUSINESS STRATEGY

    The Company's objective is to strengthen and expand its position as one of the leading providers of information technology education and training programs for adults. To achieve this objective, the Company employs the following key strategies:

    ESTABLISH NEW LEARNING CENTERS. The Company continues to increase the number of its Learning Centers throughout the United States. The expansion includes opening new Learning Centers in areas of the country that the Company currently serves, establishing Learning Centers in new geographical areas, including Canada, and possibly acquiring organizations that offer attractive opportunities.

    BROADEN AVAILABILITY OF ASSOCIATE DEGREE PROGRAMS. The Company continues to increase the availability of its existing associate degree programs at each of the Learning Centers. The Company currently offers associate degree programs at eight Learning Centers. The Company believes that expanding its current degree-granting programs at existing Learning Centers and increasing scheduling flexibility will enhance CLC's appeal to a larger population of students.

    DEVELOP NEW PROGRAMS/ENHANCE EXISTING PROGRAMS. The Company capitalizes on new market opportunities by monitoring changes in the information technology industry and developing new education and training programs or enhancing current offerings in response to those changes. The Company is currently evaluating programs or program enhancements in Windows NT, information technology support and Internet related technologies. The Company maintains relationships with a wide network of employers who provide the Company with data on trends related to computer and information technology skills.

    EXPAND ADVANTEC INSTITUTE. The Company continues to increase the number of AI course offerings and expand its AI programs to new locations. The Company continues to leverage its existing relationships with past graduates and employers and its resources and market responsiveness to meet the information technology education and training requirements within companies and government agencies.

    IMPROVE STUDENT OUTCOMES. The Company seeks to continuously improve the graduation and placement rates at its Learning Centers by providing extensive academic services and placement assistance. The Company offers tutoring, academic counseling and other services to its students to help them complete their programs of study. In addition, the Company helps students prepare resumes, conduct employment searches and sharpen interviewing skills through its Graduate Placement Services Resource Center.

COMPANY PROGRAMS

    CLC has designed a series of programs to meet the information technology education and training needs of career-minded adults. In addition to its traditional career programs aimed at preparing students for entry-level jobs, the Company offers its AI courses for the continuing education and training of information technology professionals.

CAREER PROGRAMS

    The Learning Centers offer comprehensive career programs of study in six areas of information technology including: business applications; electronics, systems and hardware; programming; networking; information technology support and business applications with networking. Each career program is designed to teach the comprehensive information technology skills required to obtain an entry-level job in the targeted information technology field. The Company offers career programs that allow students to receive either a diploma or a degree. Each diploma program generally follows a standard format ranging in length from 8 months for full-time students to 16 months for part-time students. Eight Learning Centers offer associate degree programs in electronics, systems and hardware; business applications with networking; and programming. These associate degree programs combine the curricula from a diploma program with state-mandated general education requirements and additional advanced material to create 16-month

(full-time) or 32-month (part-time) programs. Program curricula are generally uniform across all Learning Centers and are offered in morning, afternoon and evening sessions depending on market demand.

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

    The primary focus of each career program is to prepare students for employment in their fields of study upon graduation. Graduates of the business applications and networking programs have obtained employment as PC specialists, help desk administrators and executive, technical and accounting support personnel. Graduates of the electronics, systems and hardware program, have obtained employment as technicians in computer support and network installation and as specialists in the repair of commercial and industrial data processing equipment. The Company's programming curriculum prepares graduates for employment as computer programmers, database administrators and systems analysts. The networking program is designed to prepare students to obtain certification as Certified Novell Engineers and to obtain employment as network administrators, engineers and systems analysts. Graduates of the information technology support program have obtained employment as computer support specialists, help desk operators, and user support analysts.

    Tuition is fixed at the time of a student's initial enrollment. At January 31, 1998, tuition ranges were from $6,100 to $16,500 for diploma programs and from $15,210 to $21,995 for associate degree programs.

ADVANTEC INSTITUTE

    The Company currently offers AI courses at its Tysons Corner and Alexandria, Virginia, Laurel, Maryland and Houston, Texas sites, as well as at client locations. Through AI, the Company delivers training in two- to six-week intensive programs designed to enhance the skills of information technology professionals. The AI programs currently offered include local area network engineering using Novell NetWare and Microsoft NT network operating systems, application development using Oracle 7 and Microsoft (MCSE) development tools, UNIX system administration, C and C++ programming languages and Internet programming languages Java and Perl. Although AI courses are aimed at a different market segment than the Company's traditional career programs, the courses may utilize the same facilities and other resources and are offered within two existing Learning Centers as well as at client locations as of January 31, 1998.

    At January 31, 1998, tuition ranges for AI courses were from $3,995 to $6,995. In fiscal 1998, the Company provided AI training to numerous employees of companies and government organizations, including Dyncorp, GTE Corporation, Oracle Corporation, PRC/Litton, Inc., the United States Senate and House of Representatives and the United States Department of Defense.

CURRICULUM CRITERIA, REVIEW AND DEVELOPMENT

    The Company has established specific criteria for its programs. Each career program is designed to prepare students for information technology-related entry-level jobs, while each AI course is designed for the retraining or ongoing training of information technology professionals. Career and AI courses are designed to engage adult students by employing hands-on teaching methods; train students in computer technology widely used in the work place; respond to market requirements and train students to satisfy those requirements; and optimize use of the Company's resources.

    The Company uses several means to ensure that its programs meet these criteria. The Company regularly solicits input directly from employers through a system of Employer Advisory Groups in each of its geographic market areas. These advisory groups meet regularly to discuss the skills required in the information technology field as well as to identify industry trends. In addition, an independent third party firm tabulates monthly student surveys to help the Company monitor faculty, course and school effectiveness and to gather student input. Historically, student surveys have identified opportunities for improvement, which have been implemented where appropriate, and have provided a means of setting quantitative benchmarks. The Company maintains an internal Strategic Product Planning Group that includes senior managers, faculty and other employees. This group meets regularly to analyze input from market research, the Employer Advisory Groups, students, faculty, consultants and management. The Strategic Product Planning Group uses the input to guide the Company's strategic direction and to make recommendations regarding the Company's curricula. Curriculum recommendations are referred to faculty subject matter experts and academic managers for review prior to formal development by curriculum project leaders.

STUDENT CHARACTERISTICS

    The Company's programs are targeted at adults seeking to expand their career opportunities through the acquisition of technical skills and knowledge. At January 31, 1998, 52% of CLC's students were college graduates or had some college experience, including 10% who had four-year college degrees or higher levels of educational attainment and 9% who had two-year degrees. At that time, 31% of CLC's students were between 18 and 22 years of age, 48% were between 23 and 34, and 21% were over 35. Approximately 58% of the student population was male and 42% was female.

    AI students typically are employed by companies and government agencies in positions that require periodic training in current information technology. Generally, these students are knowledgeable users of computers and related technology.

STUDENT RECRUITMENT

    The Company engages in a broad range of activities to make prospective students aware of the programs of study available at the Learning Centers. These activities include television, radio and newspaper advertising, direct mail campaigns and listings in the yellow pages. Currently, all advertising is directed at local markets where Learning Centers are located. The Company monitors the effectiveness of its various marketing efforts by measuring the number of resulting student enrollments. The Company estimates that for fiscal 1998, approximately 38% of its new enrollments resulted from television advertising and approximately 31% of its new enrollments resulted from referrals by current students and graduates.

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

    The Company markets its AI courses to information technology professionals, companies and government agencies through print advertising, direct mailings, radio, trade shows and conferences. The Company employs a sales staff that pursues potential customer contacts resulting from these marketing efforts.

STUDENT ADMISSIONS AND RETENTION

    The Company maintains admissions standards that require each career program student to have proof of a high school diploma or a recognized equivalent such as a General Education Development (GED) certificate. In addition, all career program students must achieve a qualifying score on a scholastic level aptitude exam recognized and approved by the DOE. The Company believes admission requirements are important in ensuring that incoming career program students have the necessary academic background and abilities to complete their selected program of study.

    Each Learning Center employs one director of admissions who oversees a staff of admissions representatives. Admissions policies and procedures, along with marketing materials, are established centrally and are monitored both centrally and locally. Admissions representatives are responsible for scheduling an initial appointment with an interested candidate, interviewing the candidate to determine whether he or she meets admissions qualifications and has the necessary motivation and ability to complete the Learning Center's intensive programs of study, testing the candidate to determine his or her aptitude for different programs and counseling qualified candidates about available career paths. The Company's internal compliance department regularly reviews the admissions processes and practices of the individual admissions representatives to monitor compliance with the Company's policies and applicable state and federal requirements.

    The Company focuses significant staff resources on assisting students to overcome the academic, financial and personal obstacles that can interfere with a student's ability to complete his or her career program. Each Learning Center employs a student services manager/counselor who is available to counsel students encountering problems that interfere with their education. To help students overcome financial obstacles, the Company assists students in finding part-time employment when their resources in combination with available financial aid are not adequate to meet their financial needs. Learning Centers' management, faculty and staff performance is measured in part by their ability to ensure that students successfully complete their programs of study. Curricula are designed to include frequent progress reviews and performance measurements of both students and faculty. Tutoring is available and encouraged for students who need additional academic assistance. Student withdrawals prior to program completion have negative regulatory, financial and marketing effects on an educational institution. The weighted average Learning Center retention rate, as calculated under standards of CLC's accrediting agency, the Accrediting Council for Independent Colleges and Schools ("ACICS"), were 75% and 74%, respectively for the twelve-month periods ended June 30, 1997 and 1996.

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

    Utilizing ACICS standards, for the twelve-month periods ended June 30, 1997 and 1996, approximately 83% and 84%, respectively, of the Company's net placeable graduates obtained employment in a field related to their program of study. Net placeable graduates excludes graduates who were not seeking employment due to health-related situations, continued education or entered military service. Students that graduated during the twelve-month period beginning July 1 and ending June 30 and obtained employment in a field related to their program of study prior to the required filing date of September 15 of each respective year are counted as graduates placed.

    Based on information from students and employers who have responded to inquiries, the Company estimates the average annual starting salaries for students who obtained employment in fields related to their education during the twelve-month period ended June 30, 1997 were as follows:

                                                                                                       ESTIMATED
                                                                                                     AVERAGE ANNUAL
                                                                                   LEARNING CENTER      STARTING
PROGRAM                                                                           GRADUATES PLACED       SALARY
--------------------------------------------------------------------------------  -----------------  --------------
Business Applications (Associate Degree and Diploma)............................          1,397        $   21,100
Programming (Associate Degree and Diploma)......................................          1,288        $   26,800
Electronics, Systems and Hardware (Associate Degree and Diploma)................            499        $   23,400
Networking (Diploma)............................................................            455        $   33,500
Business Applications with Networking (Diploma).................................            272        $   24,800

    Average annual starting salaries for Learning Center graduates vary among Learning Centers depending on local employment conditions and other factors. Employers of CLC graduates include small technology-oriented companies as well as major corporations and agencies and their affiliates, including MCI Telecommunications, EDS, International Business Machines Corporation, Bank of America, Hewlett Packard, B.F. Goodrich and University of San Francisco.

FACULTY

    The Company employs both full-time and part-time faculty who are hired in accordance with criteria established by the Company, ACICS and applicable state licensing authorities. Faculty members are carefully selected on the basis of their knowledge and experience in the information technology field and their ability to develop each student's potential. Faculty members generally have both significant industry experience and educational and technical backgrounds. Faculty members participate in a regular and systematic program of in-house training to continuously improve instruction and curricula. Faculty members participate in educational associations, professional organizations and continuing education in their respective fields.

    After completing each module, students evaluate faculty using a confidential survey prepared and distributed directly to students, which is then tabulated by an independent third party firm. The survey asks students to rate the faculty on effectiveness, fairness, delivery and course content.

ADMINISTRATION AND EMPLOYEES

    Each Learning Center is managed by a local administrative team headed by a director who is accountable for the profitability, regulatory compliance, maintenance of educational quality and placement success of the Learning Center. Each director may report to an area manager who oversees the activities of several Learning Centers grouped by geographic region. Learning Center directors work closely with the area managers to implement marketing plans and curricula, expand capacity and maintain facilities. The Company encourages Learning Center directors to act autonomously in responding to local market conditions. Area managers report directly to a regional manager, who in turn report directly to the Company's Chief Operating Officer.

    Each local administrative team also includes a director of admissions, a financial aid administrator, a business office manager, a director of education and a director of placement. As of January 31, 1998, the Company employed approximately 967 full-time and 324 part-time employees. In addition, the Company employed 162 CLC students under the Federal Work-Study Program. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

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

    The Company believes that the Learning Centers' fast paced and intensely focused programs in information technology education and training help the Company attract students. Students may choose CLC over its competitors because of the Company's broad course offerings, relatively short programs, placement services, reputation and starting salaries after graduation. Students may choose CLC instead of a four-year college because they want to enter the work force in a shorter period of time or because a four-year institution does not provide students with the type of focused, comprehensive program that CLC offers. In addition, flexible afternoon and evening courses allow students to maintain their current jobs while attending the Company's programs.

                          FINANCIAL AID AND REGULATION

FINANCING STUDENT EDUCATION

    The majority of Learning Center students participate in one or a combination of several of the federally supported student financial aid programs. Approximately 73% of the Company's fiscal 1998 tuition revenues are funded from the federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA").

    The Title IV Programs are designed to provide financial assistance to students who are enrolled or accepted for enrollment but whose financial resources are inadequate to meet the full cost of their education. Eligibility is determined on the basis of financial need, defined as the difference between the cost of a program of study and the amount a student and his or her family can reasonably be expected to contribute to educational expenses. The Company uses the national standard need analysis system established by the HEA to determine a student's need for Title IV Program funds. All recipients of financial aid must maintain a satisfactory grade point average and progress toward completion of a career program in order to participate in the Title IV Programs. Any shortfall between available Title IV funding and a student's need may be fulfilled by a Learning Center's own financing options.

    TITLE IV PROGRAMS

    Students at the Learning Centers receive grants and loans to fund the cost of their education under the following Title IV Programs: (i) the Federal Family Education Loan ("FFEL") programs, which program-funded tuitions accounting for approximately 34% of the Company's revenues in fiscal 1998 and includes the subsidized and unsubsidized Federal Stafford Loans and PLUS (parental) loans;
(ii) the William D. Ford Federal Direct Loan Program ("FDLP"), which program-funded tuitions accounting for approximately 24% of the Company's revenues in fiscal 1998 and includes subsidized and unsubsidized Federal Direct Stafford loans and the Federal Direct PLUS loans; (iii) the Federal Pell Grant ("Pell") program, which program-funded tuitions accounting for approximately 13% of the Company's revenues in fiscal 1998; (iv) the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, which program-funded tuitions accounting for approximately 1% of the Company's revenues in fiscal 1998; (v) the Federal Perkins ("Perkins") loan program, which program-funded tuitions accounting for approximately 1% of the Company's revenues in fiscal 1998; and
(vi) the Federal Work-Study ("Work-Study") program, under which federal funds are made available to provide part-time employment to eligible students based on financial need and pursuant to which the Learning Centers employed approximately 378 students and paid $563,000 in total wages to these students in fiscal 1998. The FSEOG, Perkins and Work-Study programs each requires the institutions to make matching contributions in the amount of 25% of all federal funds the institution receives under each program. In fiscal 1998, the 25% matching contribution made by the Company amounted to $278,000 for the FSEOG program, and $141,000 for the Work-Study program. The Company previously lost the Federal Cash Contribution ("FCC") associated with the Perkins loan program because the Learning Centers' combined Perkins cohort default rate exceeded the acceptable regulatory threshold. Effective July 1, 1997, the Company regained utilization of the FCC and the 25% matching contribution made by the Company during fiscal 1998 was $23,000.

    AVAILABILITY OF LENDERS AND GUARANTORS

    For a variety of reasons, the number of lenders willing to make federally guaranteed student loans to students at certain proprietary institutions has declined in recent years. Although there can be no assurance that the decline will not affect the Company in the future, to date, this decline has not affected the ability of Learning Center students to obtain federally guaranteed loans. One lending institution currently provides approximately 28% of all loans obtained by Learning Center students under the FFEL program. The Company believes that other lenders would be willing to make such loans to its students if such loans were no longer available from any of its current lenders. In addition, if an eligible institution is unable to identify any lenders willing to make FFEL program loans to the institution's students, the HEA requires that each state secure the availability of a "lender of last resort" to make such loans. Lenders of last resort are not required to provide PLUS loans, which program-funded tuitions accounting for approximately 5% of the Company's revenues in fiscal 1998.

    One student loan guaranty agency currently guarantees approximately 28% of all FFEL loans made to Learning Center students. The Company believes that other guaranty agencies would be willing to guarantee loans to Learning Center students if any of its existing guaranty agencies ceased guaranteeing such loans or reduced the volume of loans guaranteed. As of January 31, 1998, sixteen of the seventeen Learning Centers eligible for Title IV Programs had at least two guaranty agencies to provide guarantees under the federal student loan programs. All states have a designated guaranty agency that the Company believes would guarantee most, if not all, FFEL program loans made to Learning Center students in that state. Given these state and federal provisions, the Company does not believe that any reduction in the guaranty agencies currently guaranteeing FFEL program loans made to Learning Center students would have a material adverse effect on the Company.

REGULATION OF FEDERAL FINANCIAL AID PROGRAMS

    To obtain and maintain participation in the Title IV Programs, each Learning Center must comply with specific standards set forth in the HEA and the regulations promulgated thereunder by the DOE. To participate in the Title IV Programs, an institution must obtain certification by the DOE as an "eligible institution," which requires, among other things, that the institution be authorized by the state within which it operates to offer its educational programs and be accredited by an accrediting agency recognized by the DOE as a reliable authority as to the quality of the institution's educational programs.

    In recent years, the United States Congress has required the DOE to increase its level of regulatory oversight of schools to ensure that public funds are properly used. Each institution must annually submit to the DOE an audit by an independent accounting firm of that institution's compliance with Title IV Program requirements, as well as audited financial statements. Institutions participating in the Title IV Programs are required every four years to undergo a review by the DOE of their qualifications to be recertified for continued participation in the Title IV Programs. The DOE conducts compliance reviews, which include on-site evaluations, of several hundred institutions each year and directs student loan guaranty agencies to conduct additional reviews relating to student loan programs. The Office of the Inspector General of the DOE also conducts audits and investigations in certain circumstances. Under the HEA, accrediting agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each participating institution, including each of the Learning Centers, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay Title IV Program funds, being placed on provisional certification which subjects them to closer scrutiny by the DOE, or losing their eligibility to participate in the Title IV Programs.

    The process of reauthorizing the HEA by the Congress, which takes place approximately every five years, has begun and is expected to be completed in 1998 or 1999. It is not possible to predict the outcome of the reauthorization process. Although there is no present indication that the Congress will decline to reauthorize the Title IV Programs, there can be no assurance that government funding for the Title IV Programs will be maintained at current levels or that the current requirements for student and institutional participation in such programs will not be made more stringent.

    Certain elements of the regulatory framework currently applicable to the Company and the Learning Centers are described below. Except as otherwise noted below, the Company must comply with applicable regulatory standards separately with respect to each institution. For the purposes of these standards, an "institution" is defined as a main campus and any additional locations of that campus. Of the twenty Learning Centers operating as of January 31, 1998 (including the Centers acquired from BEC), eight are considered to be main campuses and twelve are additional locations of a main campus. During fiscal 1998, seventeen Learning Centers participated in the Title IV Programs. Of the remaining three, one Center became eligible to participate in Title IV Programs in February 1998 and the other two Centers

(Somerville and Methuen), which were acquired in December 1997, are awaiting DOE approval to resume Title IV participation following their change of ownership.

    STUDENT LOAN DEFAULTS

    Under the HEA, an educational institution may lose its eligibility to participate in some or all of the Title IV Programs if defaults on the repayment of student loans guaranteed or provided by the federal government exceed certain rates. These rates are based on the repayment history of current and former students on loans provided under certain FFEL programs, primarily the Stafford loan program, as well as FDLP loans. A rate of student defaults (which may be an FFEL cohort default rate, an FDLP cohort default rate or, for an institution that has students entering repayment on both types of loans, a "weighted average" cohort default rate) is calculated for each institution annually by determining the rate at which students at that institution (the main campus and its additional locations, if any) entering repayment in one federal fiscal year ending September 30 ("FY") default by the end of the following federal fiscal year.

    Any institution that is determined to have cohort default rates equal to or exceeding 25% for three consecutive federal fiscal years is subject to immediate loss of eligibility to participate in the FFEL and FDLP programs for the remainder of the federal fiscal year in which the DOE makes such determination and the subsequent two federal fiscal years. Furthermore, an institution whose cohort default rate on FFEL or FDLP loans for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. An institution has the right to appeal the accuracy of the DOE's calculations of its cohort default rates. Such appeals are intended to correct any errors made in compiling the student repayment data and to identify any material errors made in the third-party servicing and collection of individual loans. Institutions remain eligible to participate in the FFEL programs during the pendency of any such appeal. All Learning Centers, regardless of their cohort default and FDLP rates, have adopted default management plans.

    The official FY 1995 cohort default rates published in November 1997 for the eight Learning Center main campuses (plus their additional locations, if any) participating in the Title IV Programs averaged 16.6% and ranged from a high of 23.9% to a low of 12.6% for that period. The average rate for all proprietary institutions in the United States for the same period was 19.9%.

    In September 1996, the DOE notified the Company that the Chicago Learning Center lost its eligibility to participate in the FFEL programs due to three consecutive federal fiscal years (FY1991-1993) of cohort default rates above 25%. The Company reapplied for participation into the FFEL programs and on October 10, 1997 received notification from the DOE that the Chicago Learning Center regained eligibility to participate in the FFEL programs. The Chicago Learning Center is now eligible to participate in all of the Programs under Title IV of the HEA.

    The Philadelphia Learning Center's FY1994 cohort default rate as published was 26.9%, which resulted in three consecutive years of default rates that exceeded the 25% threshold. The Company appealed the FY1994 cohort default rate with the DOE to challenge the accuracy of such rate. On November 6, 1997, the Company received notification from the DOE that the Philadelphia Learning Center's official FY1995 cohort default rate was 17.9%. The DOE considered the Philadelphia Learning Center's official FY1995 cohort default rate in applying the federal law regarding an institution's eligibility to participate in the FFEL programs, and since this cohort default rate was below 25% and the Philadelphia Learning Center's FY1994 cohort default rate appeal remained pending, the Philadelphia Learning Center retained its eligibility to participate in the FFEL programs. On November 10, 1997, the Company withdrew the FY1994 cohort default rate appeal.

    ADMINISTRATIVE CAPABILITY

    DOE regulations specify criteria an institution must satisfy to establish that the institution has the requisite "administrative capability" to participate in the Title IV Programs. These criteria pertain to student loan cohort default rates on FFEL, FDLP and Perkins loans, among other factors. Under the

DOE's regulations, a cohort default rate on FFEL or FDLP loans equal to or exceeding 25% in any one of the three most recent federal fiscal years can be a basis for the DOE to place that institution on provisional certification for up to four years for lack of administrative capability. Provisional certification generally allows an institution to continue to participate in the Title IV Programs subject to conditions imposed by the DOE and, in the event of any material violation of such conditions, subjects the institution to a loss of eligibility without advance notice. The Learning Centers in Philadelphia and Chicago are subject to provisional certification through July and December 2000, respectively, due to their cohort default rates on FFEL loans.

    The DOE's regulations also provide that an institution may be found to lack administrative capability if its default rate for Perkins loans exceeds 15% for any federal award year (July 1 through June 30). The Company administers its Perkins loan funds on a Company-wide basis, and in the past all of the Learning Centers have shared one Perkins loan cohort default rate. The Company had a default rate for Perkins loans of 18.1% for the 1996-97 federal award year. Tuitions funded by the Perkins program accounted for approximately 1% of the Company's revenues in fiscal 1998. Thus, each of the Learning Centers could be placed on provisional certification due to the Company's Perkins loan cohort default rate. During fiscal 1998, two of the Company's Learning Centers were recertified for full participation in the Title IV Programs notwithstanding the Company's Perkins default rate.

    FINANCIAL RESPONSIBILITY

    The HEA and the DOE's regulations prescribe specific standards of financial responsibility that institutions such as the Learning Centers must satisfy to participate in the Title IV Programs. Historically, the DOE has evaluated the financial condition of the Learning Centers on a consolidated basis. The regulations allow the DOE to consider both combined and individual Learning Center financial statements. Pursuant to the three principal standards, known as the "numeric standards," an institution must have: (i) a positive tangible net worth at the end of the institution's most recent fiscal year; (ii) an "acid test" ratio (defined as the ratio of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1-to-1 at the end of the institution's most recent fiscal year; and (iii) net operating results for the institution's two most recent fiscal years that do not result in an aggregate decrease in excess of 10% of the institution's tangible net worth as measured at the beginning of the two-year period. At January 31, 1998, the Company reported on a combined basis an acid test ratio of 1.22 to 1 and the Company believes that on a combined basis, it has met all DOE standards of financial responsibility. Additionally, the state of California requires that institutions maintain a current ratio (defined as current assets to current liabilities) of at least 1.25 to 1. At January 31, 1998, all of the Company's Learning Centers operating in the state of California were in compliance with this requirement.

    In November 1997, the DOE issued new regulations revising the DOE's standards of financial responsibility. These new standards replace the tangible net worth standard, the acid test ratio and the net operating loss test described above with three different ratios: an equity ratio, a primary reserve ratio and a net income ratio. The equity ratio measures the institution's capital resources, ability to borrow and financial viability. The primary reserve ratio measures the institution's ability to support current operations from expendable resources. The net income ratio measures the ability of an institution to operate at a profit. The results of each ratio are assigned a strength factor score on a scale from negative 1 to positive 3, with negative 1 reflecting financial weakness and 3 reflecting financial strength. An institution's strength factor scores are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the DOE without the need for further oversight. These new financial standards became effective for the Company's fiscal year beginning February 1, 1998. The Company has calculated the application of these new regulations to the Company's audited fiscal 1998 financial statements which resulted in a composite score of 3.0. As such, the Company does not believe, based on its current understanding of how the revised financial responsibility standards will be applied, that the application of these standards will have a material adverse effect on the Company's financial condition, results of operations or expansion plans.

    If, based upon the above measures, the DOE determined that the Company or any Learning Center were not financially responsible, the HEA provides that the DOE must afford the Company an opportunity to demonstrate financial responsibility through alternative means, most commonly by posting an irrevocable letter of credit in favor of the Secretary of Education in an amount equal to not less than one-half the Title IV Program funds received by the affected Learning Center or Centers during the last complete award year (July 1 through June 30). In conjunction with the Company's request for recertification of the two Learning Centers acquired from BEC, the DOE has found that those two Centers lacked financial responsibility at the time they were acquired by the Company and, as result, the DOE has requested that the Company, and the Company will post a letter of credit in the amount of $2,850,000 as a condition of their recertification.

    INCENTIVE COMPENSATION

    An additional requirement of the Title IV Programs prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. The Company has implemented several compensation plans for admissions representatives and other personnel involved in the operations of the Learning Centers. The Company believes that its current compensation plans comply with the requirements of the HEA. Although there can be no assurance that the DOE will not find deficiencies in the Company's present or former compensation plans, the Company has received a letter from the DOE concluding that the Company's former compensation plan, as established in March 1993, was in compliance with applicable law existing at that time.

    THE 85/15 RULE

    Another requirement of the HEA, commonly referred to as the "85/15 Rule," applies only to proprietary (i.e., for-profit) institutions, such as the Learning Centers. Under the 85/15 Rule, a proprietary institution will lose its eligibility to participate in the Title IV Programs for at least one fiscal year if, under a modified cash basis of accounting, more than 85% of the institution's applicable revenues for the prior fiscal year is derived from Title IV Programs. The DOE has indicated that it will enforce the 85/15 Rule on an institution-by-institution basis. Approximately 73% of the Company's revenues in fiscal 1998 (ranging from a low of 41% to a high of 79% on an institution by institution basis) were derived from tuitions funded by the Title IV Programs.

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

    RESTRICTIONS ON ADDING LOCATIONS

    The HEA requires a proprietary educational institution to be in full operation for two years before such institution can qualify to participate in the Title IV Programs. However, the HEA and applicable regulations permit an institution that is already qualified to participate in the Title IV Programs to establish an additional location that may immediately qualify to participate in the Title IV Programs without satisfying the two-year requirement so long as such location satisfies all other applicable requirements for institutional eligibility, including approval of the additional location by the institution's accrediting agency and the relevant state authorizing agency. Excluding the BEC acquisition, the Company opened four new Learning Centers in fiscal 1998. The Company's expansion plans assume its continued ability to establish new Learning Centers as additional locations of existing Learning Center main campuses without incurring the two-year delay in participation in the Title IV Programs that is applied to new institutions.

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

    POTENTIAL EFFECT OF REGULATORY VIOLATIONS

    The violation of regulatory standards governing the Title IV Programs by the Company or any of the Learning Centers could be the basis for the DOE to initiate a proceeding to take one or more of the following actions: (a) seek repayment of previously disbursed Title IV Program funds, (b) impose a fine, or
(c) limit, suspend or terminate the participation of the Company or the particular Learning Center in the Title IV Programs. In addition, the DOE may take emergency action temporarily to suspend an institution's participation in the Title IV Programs without advance notice if the DOE determines that a regulatory violation creates an imminent risk of the material loss of public funds. Although there are no such proceedings pending, and the Company does not believe any such proceeding is contemplated, if such a proceeding were initiated against the Company or one or more individual Learning Centers and resulted in a substantial curtailment of the Company's participation in the Title IV Programs, the Company would be materially and adversely affected.

    The DOE also may transfer a Learning Center from the "advance" system of payment of Title IV Program funds, under which an institution requests and receives funding from the DOE in advance based on anticipated need, to the "reimbursement" system of payment, under which an institution must disburse funds to students and document their eligibility for Title IV Program funds before receiving funds from the DOE.

    On April 3, 1998, the Company was notified by the DOE that, based upon their monitoring of recent litigation involving the Company (refer to Item 3, "Legal Proceedings") and certain student complaints lodged against the Company, the DOE was placing all Learning Centers on a "heightened cash monitoring status." This status allows all Learning Centers to continue to receive Title IV Program funds so long as the funds requested are drawn after they have been credited to student accounts, and CLC subsequently provides evidence of such credit and other supporting information to DOE, as requested. The DOE does not consider "heightened cash monitoring status" to represent either an adverse or punitive action. The Company expects that this action by the DOE should not have any effect on the availability or timing of Title IV funding to the Company's students, nor should it have a material effect on the Company's cash flow or operating results.

    If a Learning Center lost its eligibility to participate in certain of the Title IV Programs, or if the amount of available federal student financial aid was reduced, the Company would seek to obtain alternative sources of revenue for that Learning Center or provide alternative sources of funding for that Learning Center's students. There are a number of private organizations that provide loans to students. Although the Company believes that one or more private organizations would be willing to provide loans to students attending a Learning Center, there is no assurance that this would be the case, and the interest rate and other terms of such student loans might not be as favorable as for Title IV Program funds. Accordingly, the loss of eligibility of a Learning Center or Centers to participate in the Title IV Programs would be expected to have a material adverse effect on the Company even if the Company could arrange or provide alternative sources of revenue for the Learning Center or provide alternative sources of funding for the Learning Center's students.

    STATE AUTHORIZATION AND ACCREDITATION

    The Company is dependent on the authorization of the applicable agency or agencies of each state within which a Learning Center is located to allow it to operate and to grant degrees or diplomas to students. State authorization is also required in order for an institution to become and remain eligible to participate in the Title IV Programs. The Company is subject to extensive and varying regulation in each of the states in which the Learning Centers currently operate. State laws and regulations affect the Company's operations and may limit the ability of the Company to introduce degree programs or to initiate new programs of study, or to obtain authorization to operate in certain additional states. State regulatory requirements may overlap or exceed federal requirements.

    By letter dated April 3, 1998, from the State Superintendent of Education of the State of Illinois, to the Schaumburg Learning Center (the "Letter"), the Illinois State Board of Education ("ISBE"), the agency of the State of Illinois that authorizes the Schaumburg Learning Center, notified the Learning Center that ISBE had determined that certain activities and procedures of the Company's Schaumburg Learning Center were not in compliance with the Illinois Private Business and Vocational Schools Act ("Schools Act"). The Letter directed the Company to report by April 21, 1998 on actions taken to correct the deficiencies cited in the Letter and to demonstrate by May 6, 1998 that the deficiencies have been corrected. The Letter further notified the Company that the Superintendent would proceed to a hearing on the issue of whether the license of the Schaumburg Learning Center should be placed on probation, suspended or revoked for a period of one year if the violations of the Schools Act were not corrected. The Letter also directed that the Schaumburg Learning Center cease and desist from all marketing and student enrollment activities until May 6, 1998. The Superintendent's action does not affect the current operations of the Company's other Illinois Learning Center in Chicago, nor does it affect the status of currently enrolled students at the Schaumburg Learning Center.

    On April 21, 1998, the Company timely submitted its response to the ISBE. The Company believes that it will be able to satisfy the ISBE that the Schaumburg Learning Center is operated in substantial compliance with the Schools Act and that on or before May 6, 1998 the Schaumburg Learning Center will be able to resume normal marketing and student enrollment activities.

    The loss of state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its accreditation and would have a material adverse effect on the Company.

    Accreditation by an accrediting agency recognized by the DOE is required in order for an institution to become and remain eligible to participate in the Title IV Programs. In addition, most states require institutions operating therein to become and continue to be accredited as a condition of continuing state authorization, particularly with regard to the issuance of degrees. All of the Company's Learning Centers are accredited by ACICS, which is an accrediting agency recognized by the DOE. Two of the twenty-two Learning Centers, operating in the United States, are due for renewal of accreditation during fiscal 1999. The loss of accreditation by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain accreditation would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its state authorization and would have a material adverse effect on the Company.

    CHANGE OF CONTROL

    Upon a change of ownership resulting in a change of control ("change in control") of the Company, as defined in the HEA and the DOE's regulations, each Learning Center would lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while it applies to regain eligibility, with the likely loss of a portion of its Title IV funding during the re-approval period. A change in control of the Company could have significant regulatory consequences at the state level and could affect the accreditation of the Learning Centers. For a publicly traded corporation like the Company, DOE regulations specify that a change in control arises from the same circumstances that would require the Company to file with the Securities and Exchange Commission a report on Form 8-K disclosing a change in control. Each state and accrediting agency has its own requirements with respect to a change of control and the consequences thereof. A change in control of the Company could, depending on the nature of such change, have a material adverse effect on the Company.

    When the Company acquires an institution that participates in the Title IV Programs, such as the Learning Centers acquired from BEC, that institution undergoes a change in control and becomes ineligible to participate in the Title IV Programs until the DOE determines that the institution meets the standards of institutional eligibility and may be recertified for such participation under its new ownership. Further, such recertification following a change in control will be on a provisional basis.

    Upon a change in control of the Company under DOE regulations, the Learning Centers would immediately become ineligible to participate in Title IV Programs and with certain limited exceptions respecting Title IV Program funds previously obligated for the benefit of currently enrolled students, their students would be unable to obtain Title IV Program funds to pay their cost of education until such time as the DOE recertifies the Learning Centers to participate in Title IV Programs. The DOE will not preapprove a change in control and will only reinstate an institution's eligibility to participate in Title IV Programs on a provisional basis and only upon approval of an application following the institution's change in control. Such application, among other things, must demonstrate that the relevant Learning Center is authorized by the appropriate states and accredited by the appropriate accrediting agency under its new ownership. Therefore, before each Learning Center may regain access to Title IV Program funds following a change in control (a) it must be reaccredited (or continue to be accredited) by the appropriate accrediting agency and reauthorized (or continue to be authorized) by the appropriate states and (b) the change in control must otherwise be approved by the DOE.

    The standards and practices of ACICS, the accrediting agency that accredits all of the Company's Learning Centers, generally provide that, within five business days after an institution obtains reauthorization (or confirmation of continued authorization) by the appropriate states following a change in control, and submits a complete application, ACICS will determine whether to temporarily reinstate the institution's accreditation, during which period the institution must apply for permanent reinstatement of its accreditation.

    A material adverse effect on the Company's financial positon, results of operations and cash flows could result if the Company experienced significant delay in obtaining or failed to obtain the accreditation of any Learning Center, experienced significant delay in obtaining or failed to obtain authorization from any state in which the Company has a Learning Center or experienced significant delay in reestablishing or failed to reestablish the eligibility of any Learning Center to participate in Title IV Programs. Any change of control may also delay the ability of the Company to establish new institutions and may have other adverse regulatory effects.

CANADIAN REGULATION

    Students who are residents of the province of Quebec and fulfill certain other criteria are eligible to receive loans and bursaries ("grants") from the Quebec Loans and Bursaries Program ("QLBP") established pursuant to an Act Respecting Financial Assistance for Students. Under the QLBP, student financial assistance is initially provided in the form of a loan. Delta College is subject to the Act Respecting Private Education ("ARPE") in Quebec. In accordance with the ARPE, in order to operate a private educational institution, the Company must hold a permit issued by the Quebec Minister of Education (the "QME") for the institution itself and for the educational services to be provided.

    The Company does not believe that QME's requirements will create significant obstacles to its plans to acquire additional institutions, or open new branches in Quebec or that QME's requirements will create significant obstacles to its plans to add new educational programs at Delta College, in Quebec. In addition, the Company does not believe that there will be any impediment to renewal of the permit issued to Delta College, in Quebec, under the ARPE.

    The regulatory requirements relating to student financial assistance programs in Quebec are currently in the process of being changed by applicable governments due to political and budgetary pressures and any such change may affect the eligibility for student financial assistance of the students attending Delta

College which, in turn, could materially adversely affect Delta College's business, results of operations and financial condition.

ITEM 2. PROPERTIES

    All CLC facilities are leased by the Company. The table below sets forth certain information regarding these facilities as of January 31, 1998.

                                                                                                      APPROXIMATE
                                                                                                         SQUARE
                                              LOCATION                                                  FOOTAGE
----------------------------------------------------------------------------------------------------  ------------
Alexandria, VA......................................................................................       57,000
Alexandria, VA(1)...................................................................................        7,300
Anaheim, CA.........................................................................................       22,000
Cherry Hill, NJ.....................................................................................       20,000
Chicago, IL.........................................................................................       22,000
Fairfax, VA(2)......................................................................................       11,000
Garland, TX.........................................................................................       16,900
Hurst, TX...........................................................................................       16,000
Houston, TX(3)......................................................................................       28,400
Laurel, MD(3).......................................................................................       37,900
Los Angeles, CA.....................................................................................       45,000
Madison Heights, MI.................................................................................       20,000
Manassas, VA........................................................................................       15,000
Marietta, GA........................................................................................       16,000
Methuen, MA.........................................................................................        2,000
Norristown, PA(2)...................................................................................        3,200
Philadelphia, PA....................................................................................       32,000
Plymouth Meeting, PA................................................................................       26,000
San Francisco, CA...................................................................................       22,000
San Jose, CA........................................................................................       20,000
Schaumburg, IL......................................................................................       20,000
Somerville, MA......................................................................................       20,000
Tysons Corner, VA(1)................................................................................        5,600
Woodhaven, PA.......................................................................................       23,000
                                                                                                      ------------
    Total...........................................................................................      508,300

------------------------

(1) Advantec Institute.

(2) Corporate headquarters/ and support.

(3) Combined Advantec Institute site and Learning Center.

(4) Table excludes facilities associated with the Paramus and Delta College acquisitions.

    Learning Center site selection is based upon a number of factors, including population density, incomes, occupations, education levels, projected demand for CLC's programs, concentration of technology-oriented employers and applicable state and accrediting agency requirements. The Company believes its facilities are suitable, adequate and well-utilized.

ITEM 3. LEGAL PROCEEDINGS

    On March 10, 1998, the Attorney General of Illinois filed a complaint against the Company in Circuit Court in Cook County, Illinois, asserting that the Company had violated the Illinois Private Business and Vocational Schools Act and the Illinois Consumer Fraud and Deceptive Business Practices Act (the "Acts") at its Schaumburg, Illinois Learning Center. The complaint alleges that the Company, at the Schaumburg Learning Center, failed to provide certain educational services and resources and misrepresented certain information respecting services, resources, occupational opportunities and student outcomes. The complaint seeks suspension of the Schaumburg Center's charter to operate within Illinois, restitution to persons alleged to have been injured by the conduct of the Schaumburg Learning Center, costs, civil penalties totaling $100,000 for violations of the Acts and an additional civil penalty of $50,000 for each alleged violation of each of the Acts, committed with intent to defraud. Concurrent with entering into discussions with the Illinois Attorney General respecting resolution of this matter, the Company has filed, with the consent of the Illinois Attorney General, a motion to extend the date to answer or otherwise plead. As a result of this motion being filed, the Company has been granted an extension through May 11, 1998 to answer or otherwise plead to the complaint. The Company is unable to estimate the outcome of this matter or any potential liability.

    On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998. The Company has not yet been served with the complaint, but has obtained a copy. The complaint alleges violations of the Securities Exchange Act of 1934, including allegations that the Company is experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaint also alleges that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. The Company has moved for a change in venue in this litigation. The Company is unable to estimate the outcome of this matter or any potential liability.

    On or about March 20, 1998, three class action lawsuits were filed against the Company in the United States District Court for the Northern District of Illinois, Eastern Division. Two of these lawsuits were filed on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998; the other lawsuit was filed on behalf of all purchasers of Company Common Stock from June 6, 1997 through March 13, 1998. On April 16, 1998, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of all purchasers of Company Common Stock from March 17, 1997 through March 10, 1998. As of April 27, 1998, the Company had been served with one of the complaints and had obtained copies of the remaining complaints. The complaints allege violations of the Securities Exchange Act of 1934, and assert claims similar to those described in the preceding paragraph. The Company has not yet filed answers in any of these matters and is unable to estimate the outcome of any of these matters or any potential liability.

    The Company intends to defend itself vigorously in the above proceedings; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company expects to incur legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts or could include terms in addition to such payments, which could have a severe impact on the Company's business, financial condition and results of operations.

    There can be no assurance that additional legal proceedings will not be filed or that adverse action will not be initiated against the Company, either by attorneys general of other states, federal or state regulators, an accrediting organization, or other parties. Any such legal proceedings or adverse action could have a severe impact on the Company's business, financial condition and results of operations.

    The Company is involved in litigation in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

    The Company's Common Stock is traded on the NASDAQ National Market under the symbol "CLCX." The following table sets forth the high and low sales prices for the Common Stock reported by NASDAQ for the periods indicated.

                                                                               HIGH        LOW
                                                                             ---------  ---------
FISCAL YEAR 1997*:
  First Quarter............................................................  $    3.84  $    2.75
  Second Quarter...........................................................       8.42       3.59
  Third Quarter............................................................      11.09       7.34
  Fourth Quarter...........................................................      10.34       8.34

FISCAL YEAR 1998*:
  First Quarter............................................................  $   14.38  $    9.25
  Second Quarter...........................................................      24.63      13.50
  Third Quarter............................................................      27.50      19.13
  Fourth Quarter...........................................................      36.50      20.56

------------------------

*   Restated for stock splits.

    On December 8, 1997 the Company's Board of Directors declared a two for one stock split, in the form of a stock dividend of one share of common stock for every share owned. Distribution was made on January 8, 1998 to stockholders of record as of the close of business on December 29, 1997. On March 24, 1997 the Company's Board of Directors declared a three for two stock split, in the form of a stock dividend of one share of common stock for every two shares owned. Distribution was made on April 14, 1997 to stockholders of record as of the close of business on April 8, 1997. As a result of the foregoing, the prices set forth in the above table and all other share and per share amounts referenced in this document have been restated for all prior periods. These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    At April 22, 1998, there were approximately 54 holders of Common Stock. The Company estimates that, including shareholders whose shares are held in nominee accounts by brokers, there are approximately 3,500 total holders of its Common Stock.

    The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial and operating data is qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K. The Statements of Operations for each of the three years in the period ended January 31, 1998 and the Balance Sheets as of January 31, 1998 and 1997, and the independent accountant's report thereon are included in

Item 8 of this Form 10-K. The share and per share amounts in the table below have been restated to reflect the stock splits (Refer to Item 8 "Financial Statements and Supplementary Data" -- Note 3.)

                                                                            YEAR ENDED JANUARY 31,
                                                             -----------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------

                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues...................................................  $  96,989  $  64,025  $  46,081  $  39,297  $  34,981
                                                             ---------  ---------  ---------  ---------  ---------
Costs and expenses:
  Costs of instruction and services........................     54,041     35,475     26,076     22,227     19,406
  Selling and promotional..................................     15,289     11,407      7,884      6,371      6,259
  General and administrative...............................      7,657      5,584      4,052      3,727      2,844
  Provision for doubtful accounts..........................      4,794      3,084      2,613      3,313      1,996
  Amortization of intangible assets........................        362        362        363        393        408
                                                             ---------  ---------  ---------  ---------  ---------
                                                                82,143     55,912     40,988     36,031     30,913
                                                             ---------  ---------  ---------  ---------  ---------
Income from operations.....................................     14,846      8,113      5,093      3,266      4,068
Interest income (expense), net.............................      1,391        721        (96)      (948)    (1,356)
Gain on sale of investment securities......................     --            332     --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
Income before income taxes, discontinued operations,
  extraordinary item and cumulative effect of accounting
  change...................................................     16,237      9,166      4,997      2,318      2,712
Provision for income taxes.................................      6,657      3,565      2,078      1,131      1,124
                                                             ---------  ---------  ---------  ---------  ---------
Income from continuing operations before discontinued
  operations, extraordinary item and cumulative effect of
  accounting change........................................  $   9,580  $   5,601  $   2,919  $   1,187  $   1,588
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Earnings per share -- continuing operations
  Basic....................................................  $    0.60  $    0.41         (1)        (1)        (2)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Diluted..................................................  $    0.56  $    0.37  $    0.25  $    0.14         (2)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Weighted average number of shares outstanding --
  Basic....................................................     15,893     13,719         (1)        (1)        (2)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Diluted..................................................     17,189     15,018     11,393      8,211         (2)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

                                                                                      JANUARY 31,
                                                                 -----------------------------------------------------
                                                                   1998       1997       1996       1995       1994
                                                                 ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Cash and cash equivalents......................................  $  24,377  $  26,950  $   8,260  $   4,753  $   4,388
Total current assets...........................................     78,210     58,805     29,635     29,968     21,210
Total assets...................................................    115,271     75,727     39,808     39,922     36,011
Total current liabilities......................................     59,349     33,811     21,093     18,460     16,286
Long term liabilities..........................................      5,167      2,124      1,559     12,342     13,764
Total stockholders' equity.....................................     50,755     39,792     17,156      9,120      5,961

------------------------

(1) Basic earnings per share is not presented for years prior to fiscal 1997 as such amounts do not present a meaningful comparison to fiscal 1998 and 1997 amounts due to the differing capital structures as a result of the 1997 and 1996 public offerings (Refer to Item 8 "Financial Statements and Supplementary Data"--Note 4).

(2) Fiscal 1994 earnings per share information is not presented as the historical capital structure is not considered meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND OVERVIEW

    The Company provides information technology education and training to over 12,000 students annually. The Company designs programs and courses to meet current information technology education needs, offering instruction in rapidly growing technologies such as client/server, database, networking and object-oriented programming through its twenty-five locations throughout the United States and Canada.

    On December 23, 1997, the Company acquired Boston Education Corp., ("BEC"), a privately held provider of information technology education and training. BEC had 1997 annual revenues of approximately $5.2 million and serves approximately 650 students at its two campuses: a main campus located in Somerville, MA and a branch in Methuen, MA. The Company's results of operations incorporate BEC activity from the date of acquisition through January 31, 1998.

    On February 17, 1998 the company acquired Markerdowne Corporation d/b/a Computer Learning Centers Paramus ("CLC Paramus"), a privately-held provider of information technology education and training based in Paramus, New Jersey. CLC Paramus had calendar 1997 annual revenues of approximately $6.7 million and serves approximately 800 students.

    On February 20, 1998 the Company acquired Delta College, a Montreal, Quebec-based, privately-held provider of information technology education and training. Delta College had annual revenues of approximately $6.7 million for its fiscal year ended June 30, 1997. Delta College serves approximately 800 students at three locations: Montreal, Laval and Brossard. Neither Paramus or Delta College are included in the Company's results of operations for fiscal 1998.

    All three acquisitions were accounted for as poolings of interests in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Current and prior years' financial statements were not restated to include any of these acquisitions on the basis of immateriality to the Company.

    During fiscal 1998, the Company derived approximately 93% of its revenues from Learning Centers' course tuition, approximately 4% from the Advantec Institutes' ("AI") course fees, and the remaining revenues from sales of books and fees charged directly to students. The Company enrolls students on a monthly basis and delivers its curricula over an 8- to 16-month period for full-time students and over a 16-to 32-month period for part-time students. In addition to its traditional career and associate degree programs, the Company offers its AI courses in intensive two to six week formats for the continuing education and training of information technology professionals. The Company's revenues in any period are directly related to the number of enrolled students (or student population), the number of new enrollments and the student retention rate.

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

    The Company manages the collection risks associated with student accounts receivable for withdrawn and graduate students by utilizing an in house centralized credit and collection function staffed with personnel whose primary responsibility is the collection effort. The collection effort includes reviewing management reports detailing student accounts receivable balances, following up on student delinquencies via telephone and letters as well as employing other activities related to the collection of student accounts receivable. The Company makes available to qualifying students alternative financing arrangements ("CLC financing") which help fund their education. Dependent upon the credit worthiness of the individual, CLC financing may be offered to assist students with meeting their financial obligations related to attending CLC. The Company requires students receiving CLC financing to make regular monthly payments. Depending on the level of financing extended to students, payment plans offered generally range from six months to three years. All amounts due to the Company in periods beyond one year are classified as long-term receivables. Additionally, Company personnel help students overcome financial obstacles to completing their educational programs by assisting students in finding part-time employment when their own resources, CLC financing and Title IV financial aid are not adequate to meet their financial needs.

    Costs of instruction and services consist primarily of costs related to the delivery and administration of the Company's programs, including faculty compensation, salaries for administrative personnel who provide services directly to students, the costs of educational materials sold, facility leases and related occupancy costs, equipment rental and depreciation and amortization of educational property and equipment. Selling and promotional costs consist primarily of advertising, admission representative salaries and benefits and other costs related to the selling and promotional functions. General and administrative costs consist primarily of salaries for administrative personnel, occupancy costs, depreciation and amortization of property and equipment, legal expenses and other related costs for functions such as executive management, corporate accounting, human resources, regulatory compliance, product strategy and curricula development, new business development and other functions that do not provide direct services to the Company's students. Provision for doubtful accounts represents the Company's provision for doubtful student accounts receivable. Amortization of intangibles consists primarily of amortization of intangible assets related to capitalized costs of original DOE certifications.

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

    Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report on Form 10-K, including the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business", "Financial Aid and Regulation" and "Certain Factors That May Affect Future Results" in this Annual Report on Form 10-K for the year ended January 31, 1998.

RESULTS OF OPERATIONS

    The following table sets forth certain items from the Company's statements of operations as a percentage of revenues for the periods indicated.

                                                                                      FOR THE YEARS ENDED JANUARY 31,
                                                                                      -------------------------------
                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
Revenues............................................................................      100.0%     100.0%     100.0%
Costs and expenses:
  Costs of instruction and services.................................................       55.7       55.4       56.6
  Selling and promotional...........................................................       15.8       17.8       17.1
  General and administrative........................................................        7.9        8.7        8.8
  Provision for doubtful accounts...................................................        4.9        4.8        5.7
  Amortization of intangible assets.................................................        0.4        0.6        0.8
                                                                                      ---------  ---------  ---------
                                                                                           84.7       87.3       89.0
                                                                                      ---------  ---------  ---------

Income from operations..............................................................       15.3       12.7       11.0

Interest income (expense), net......................................................        1.4        1.1       (0.2)
Gain on sale of investment securities...............................................     --            0.5     --
                                                                                      ---------  ---------  ---------
Income from continuing operations before income taxes...............................       16.7%      14.3%      10.8%
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    FISCAL 1998 COMPARED WITH FISCAL 1997

    Revenues increased 52% to $97.0 million for fiscal 1998 from $64.0 million for fiscal 1997 primarily due to an increase in enrollments at the Company's existing Learning Centers, the opening of four new Learning Centers in fiscal 1998 and the growing popularity of the Company's longer programs including associated degree programs. In addition to the opening of the four new Learning Centers, the Company acquired BEC on December 23, 1997, which added two Learning Centers, one in Somerville, MA and the other in Methuen, MA.

    The number of students attending Learning Center programs as of the end of the year increased 56% to 10,112 in fiscal 1998 from 6,485 in fiscal 1997, which was the result of student enrollment growth of 43%. In fiscal 1998, the ten new Learning Centers, opened or acquired during the last two fiscal years, collectively contributed 79% of the total enrollment growth and 81% of the total student population growth. BEC accounted for approximately 18% of the population growth, however, did not significantly impact the percentage growth in enrollments (3%) due to the acquisition occurring in late December 1997. When evaluating the sources of growth, the Company views all Learning Centers opened during the last two fiscal years as new in order to account for the start up period inherent in new center openings. Revenues from AI increased 30% to $3.9 million in fiscal 1998 from $3.0 million in fiscal 1997 due primarily to an increase in the number of students.

    Accounts receivable, (both long and short-term), increased 76% as compared to the revenues increase of 52%. The larger percentage increase in accounts receivable as compared to revenues can be attributed to the following:

    When students enroll in CLC, accounts receivable are established for the balance of course tuition with a corresponding amount recorded as deferred revenue. While the accounts receivable balance may be paid at any time during the course, deferred revenue is recognized ratably as tuition revenue over the period of instruction, regardless of when accounts receivable are paid.

    Since accounts receivable balances increases immediately by the full unpaid tuition amount when students enroll, while tuition revenues are earned ratably over the period of instruction, there will not be a direct correlation between the percentage increases in tuition revenues (and correspondingly, deferred revenues) and in accounts receivable balances. This "lag" effect of revenues to receivables, is further pronounced during the initial operations of a new Learning Center since tuition revenues will be minimal when compared to corresponding accounts receivable balances. The lag effect is not as evident for established Learning Centers which provide a more consistent tuition revenue stream. Additionally, Learning Centers in their second year of operations (those opened in fiscal 1997) contribute significantly to the lag effect due to the large levels of growth occurring in year two versus year one of operations. The following summarizes the actual Learning Center openings and acquisitions for the last three fiscal years which have contributed to this lag effect.

                                                                    FISCAL       FISCAL       FISCAL
SCHOOL OPENINGS/ACQUISITIONS                                         1998         1997         1996
----------------------------------------------------------------  -----------  -----------  -----------
First Quarter...................................................      --                1       --
Second Quarter..................................................           2       --           --
Third Quarter...................................................           1            1       --
Fourth Quarter..................................................           3            2            2
                                                                          --           --           --
Total...........................................................           6            4            2
                                                                          --           --           --

    When removing the tuition revenues and accounts receivable associated with new Learning Centers opened during the last two fiscal years, the percentage increase in accounts receivable is less than that of tuition revenues.

    Costs of instruction and services increased 52% to $54.0 million in fiscal 1998 from $35.5 million in fiscal 1997 due primarily to the direct costs necessary to support the increase in student population. These direct costs consist primarily of compensation and related benefits, and depreciation. Instruction costs and services as a percentage of revenues increased slightly to 55.7% in fiscal 1998 from 55.4% in fiscal 1996.

    Selling and promotional expenses increased 34% to $15.3 million in fiscal 1998 from $11.4 million in fiscal 1997 due primarily to increased marketing and advertising necessary to support the growth in student enrollments. Selling and promotional expenses as a percentage of revenues decreased to 15.8% in fiscal 1998 from 17.8% in fiscal 1997 primarily due to increased efficiencies associated with the Company's marketing efforts, particularly those realized by the opening of new Learning Centers within established Learning Center markets.

    General and administrative expenses increased 37% to $7.7 million in fiscal 1998 from $5.6 million in fiscal 1997, primarily as a result of increasing the level of infrastructure needed to support the growth of the business, which includes credit and treasury administration, information systems, and other related personnel costs. General and administrative expenses as a percentage of revenues decreased to 7.9% in fiscal 1998 from 8.7% in fiscal 1997.

    Provision for doubtful accounts increased 55% to $4.8 million in fiscal 1998 from $3.1 million in fiscal 1997, primarily due to the increase in revenues of 52% and related accounts receivable balances. Provision for doubtful accounts as a percentage of revenues increased slightly to 4.9% in fiscal 1998 from 4.8% in fiscal 1997.

    The Company realized net interest income of $1.4 million for fiscal 1998, compared to net interest income of $721,000 for fiscal 1997, primarily as a result of the interest generated by larger average invested cash balances from the 1997 public offering, completed in October 1996.

    The income tax rate increased to 41.0% in fiscal 1998 from 38.9% in fiscal 1997 primarily due to the fiscal 1997 utilization of a capital loss carryforward offsetting the tax effect of the sale of investment securities.

    FISCAL 1997 COMPARED WITH FISCAL 1996

    Revenues increased 39% to $64.0 million for fiscal 1997 from $46.1 million for fiscal 1996 primarily due to an increase in enrollments at the Company's existing Learning Centers, the opening of six new Learning Centers since January 1996, the growing popularity of the Company's longer programs including associate degree programs, and growth in AI enrollments. Of the six Learning Centers opened since January 1996, two were operational for the full fiscal year in 1997 (opened in January 1996), one commenced operations in March 1996, one commenced operations in October 1996 and two commenced operations during the fourth quarter of fiscal 1997.

    The number of students attending Learning Center programs as of the end of the year increased 33% to 6,485 in fiscal 1997 from 4,884 in fiscal 1996, which was the result of student enrollment growth of 33%. In fiscal 1997, the six new Learning Centers opened during the last two fiscal years collectively contributed 70% of the total enrollment and student population growth. Revenues from AI increased 173% to $3.0 million for fiscal 1997 from $1.1 million for fiscal 1996 due primarily to an increase in the number of students trained during the period.

    Costs of instruction and services increased 36% to $35.5 million in fiscal 1997 from $26.1 million in fiscal 1996 primarily to the direct costs necessary to support the increase in student population. These direct costs consist primarily of faculty compensation, related benefits and depreciation. Instruction costs and services as a percentage of revenue decreased to 55.4% in fiscal 1997 from 56.6% in fiscal 1996 due to greater revenues being spread over the fixed costs related to instructional services.

    Selling and promotional expenses increased 44% to $11.4 million in fiscal 1997 from $7.9 million in fiscal 1996 due primarily to increased marketing and advertising necessary to support the growth in student enrollments and the addition of six new Learning Centers since January 1996. Selling and promotional salaries and benefits increased by approximately $1.5 million primarily as a result the six new Learning Centers operating since January 1996. Advertising expenditures increased by approximately $1.0 million due primarily to the increased television, radio and direct mail activities associated with the six new Learning Centers. Selling and promotional expenses as a percentage of revenues increased to 17.8% in fiscal 1997 from 17.1% in fiscal 1996.

    General and administrative expenses increased 37% to $5.6 million from $4.1 million, primarily as a result of increasing the level of infrastructure needed to support the growth of the business, which includes credit and treasury administration, information systems, and other related personnel costs. These expenses were partially offset by a decrease in corporate charges for management support and treasury management allocated from a former subsidiary that was divested in May 1995. General and administrative expenses as a percentage of revenues decreased to 8.7% in fiscal 1997 from 8.8% in fiscal 1996.

    Provision for doubtful accounts increased 19% to $3.1 million in fiscal 1997 from $2.6 million in fiscal 1996. On September 26, 1996, the DOE notified the Chicago Learning Center of their loss of eligibility in the Pell Grant and FFEL programs. As a result of this loss of Title IV funding, the Company provided self funded financing options to the existing students that were comparable to what these students would have received under the traditional FFEL loan program. As a result of the increased collection risk associated with the increase in self funding at the Chicago Learning Center, the Company increased its allowance for doubtful accounts by $258,000 during the fourth quarter of fiscal 1997. Provision for doubtful accounts as a percentage of revenues decreased to 4.8% in fiscal 1997 from 5.7% in fiscal 1996. This is primarily the result of improved financial aid processing and improved credit and collection activities.

    The Company realized net interest income of $721,000 in fiscal 1997, compared to net interest expense of $96,000 in fiscal 1996 primarily as a result of interest generated by larger invested cash balances and the repayment of debt from proceeds of the initial public offerings.

    The income tax rate declined to 38.9% in fiscal 1997 from 41.6% in fiscal 1996. This was due to the fact that prior to May 31, 1995, state taxable income included interest income on amounts owed from a subsidiary, which caused a disproportionately higher state income tax rates. Also contributing to a lower tax rate in fiscal 1997 versus fiscal 1996 is a capital loss carryforward offsetting the tax effect of the sale of investment securities sold during fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the last three fiscal years, the Company has financed its operating and capital expenditure requirements principally through cash provided by operating activities. Cash provided by operating activities for fiscal 1998, 1997 and 1996 was $16.3 million, $10.8 million, and $7.0 million, respectively.

    The Company's principal sources of funds at January 31, 1998 were cash and cash equivalents of approximately $24.4 million and net current accounts receivable of $48.1 million. Additionally, the Company has a credit agreement with a bank which provides for an $8.5 million secured revolving credit facility, expiring on December 22, 1998. The line of credit consists of a revolving credit note, inclusive of a $2.0 million convertible term loan. The interest on the facility is based either on the bank's U.S. prime rate (8.5% at January 31, 1998) or the London Interbank Offer Rate ("LIBOR") which was 5.6% at January 31, 1998. Interest rates are equal to (i) the U.S. prime rate or LIBOR plus 1.25% for revolving credit loans and (ii) the U.S. prime rate plus 0.25% or LIBOR plus 1.5% for the convertible term loans.

    Historically, the Company's investment activity has primarily consisted of capital asset purchases. Capital expenditures, including expenditures for furniture, computer software and hardware and tenant improvements related to new Learning Centers, were $19.6 million, $7.5 million, and $2.0 million, respectively, for fiscal 1998, 1997, and 1996, respectively. To date, cash generated from operations and cash on hand have been sufficient to fund capital expenditures. The Company leases substantially all of its facilities under operating lease agreements. Existing future commitments will be paid from cash provided by operating activities, cash on hand, and if necessary the existing credit facility.

    The Company continues to expand current facilities, upgrade equipment and open new Learning Centers. The Company expects fiscal 1999 capital expenditures to be approximately $20 million. Estimated capital expenditures for a typical new Learning Center average approximately $1.0 million. The Company anticipates that its planned capital expenditures can be funded through cash generated from operations.

    A majority of the Company's revenues are derived from tuitions funded by the Title IV Programs. Disbursement of Title IV Program funds is dictated by federal regulations. For students enrolled in programs of one academic year or less in length, disbursements generally are made in two equal increments, one in the first 30 days following the student's enrollment in a program and the second when the student reaches the midpoint of the program. For students enrolled in programs greater than one academic year in length, disbursements also are made at the beginning and midpoint of the subsequent academic year. Although the timing of loan disbursements to the Company is subject to a student's directions to the lender and to existing regulatory requirements regarding such disbursements, the Company typically receives student loan funds upon their disbursement by the lender. During fiscal 1998, the Company collected approximately $87.5 million, of accounts receivable, which was utilized for various operating activities and capital expenditures.

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

HEIGHTENED CASH MONITORING

    Refer to Item 1 -- "Business"--"Financial Aid and Regulation" and Item 8, "Financial Statements and Supplementary Data" -- Note 16.

IMPACT OF INFLATION

    Inflation has not had a significant impact on the Company's historical operations.

YEAR 2000 COMPLIANCE

    The Company has completed its assessment of the potential impact of year 2000 system issues and has determined that the impact of system design costs are minimal. The financial impact to the Company to ensure year 2000 compliance has not been, and is not anticipated to be, material to its business, financial condition or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

  LITIGATION

    On March 10, 1998, the Attorney General of Illinois filed a complaint against the Company in Circuit Court in Cook County, Illinois, asserting that the Company had violated the Illinois Private Business and Vocational Schools Act and the Illinois Consumer Fraud and Deceptive Business Practices Act (the "Acts") at its Schaumburg, Illinois Learning Center. The complaint alleges that the Company, at the Schaumburg Learning Center, failed to provide certain educational services and resources and misrepresented certain information respecting services, resources, occupational opportunities and student outcomes. The complaint seeks suspension of the Schaumburg Center's charter to operate within Illinois, restitution to persons alleged to have been injured by the conduct of the Schaumburg Learning Center, costs, civil penalties totaling $100,000 for violations of the Acts and an additional civil penalty of $50,000 for each alleged violation of each of the Acts, committed with intent to defraud. The Company has filed a motion to extend the date to answer or otherwise plead. As a result of this motion being filed, the Company has been granted an extension through May 11, 1998 to answer or otherwise plead the complaint. The Company is unable to estimate the outcome of this matter or any potential liability.

    On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998. The Company has not yet been served with the complaint, but has obtained a copy. The complaint alleges violations of the Securities Exchange Act of 1934, including allegations that the Company is experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaint also alleges that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. The Company has moved for a change in venue in this litigation. The Company is unable to estimate the outcome of this matter or any potential liability.

    On or about March 20, 1998, three additional class action lawsuits were filed against the Company in the United States District Court for the Northern District of Illinois, Eastern Division. Two of these lawsuits were filed on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998; the other lawsuit was filed on behalf of all purchasers of Company Common Stock from June 6, 1997 through March 13, 1998. On April 16, 1998, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of all purchasers of Company Common Stock from March 17, 1997 through March 10, 1998. As of April 27, 1998, the Company had been served with one of these complaints and had obtained copies of the remaining complaints. The complaints allege violations of the Securities Exchange Act of 1934, and assert claims similar to those described in the preceding paragraph. The Company has not yet filed answers in any of these matters and is unable to estimate the outcome of any of these matters or any potential liability.

    The Company intends to defend itself vigorously in the above proceedings; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company expects to incur legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on the Company's business, financial condition and results of operations.

    There can be no assurance that additional legal proceedings will not be filed or that adverse action will not be initiated against the Company, either by attorneys general of other states, federal or state regulators, an accrediting organization, or other parties. Any such legal proceedings or adverse action could have a severe impact on the Company's business, financial condition and results of operations.

  POTENTIAL ADVERSE EFFECTS OF REGULATION

    The Company is dependent on the authorization of the applicable agency or agencies of each state within which a Learning Center is located to allow it to operate and to grant degrees or diplomas to students. State authorization is also required in order for an institution to become and remain eligible to participate in the Title IV Programs. The Company is subject to extensive and varying regulation in each of the states in which the Learning Centers currently operate.

    The loss of state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its accreditation and would have a material adverse effect on the Company. (Refer to Item 1--"Business"--"Financial Aid and Regulation.")

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

    Because certain statutory and regulatory provisions impose significant requirements on the Company and the Learning Centers and because the agency administering these regulations, the DOE, has not fully developed administrative interpretations of certain of the statutory and regulatory provisions, it is not clear how the requirements imposed by statute and regulations or other applicable laws, rules or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities or costs of doing business of the Company or one or more of the Learning Centers. The failure to maintain or renew any required regulatory approvals, accreditations or authorizations by the Company or any of the Learning Centers would have a material adverse effect on the Company.

    The violation of federal requirements governing participation in the Title IV Programs or of state or accrediting agency requirements governing the provision of educational services by the Company or any Learning Center could result in the restriction or loss by the Company or a Learning Center of its ability to participate in government funding programs or to offer education and training programs. Any such loss or restriction would have a material adverse effect on the Company. Furthermore, current statutes or regulations or statutory or regulatory standards that become effective in the future may be applied or interpreted by the government in ways that will delay or change the Company's expansion plans or otherwise adversely affect the operation of the Learning Centers and their participation in the Title IV Programs. In addition, all government-provided student financial aid programs, including the Title IV Programs, are subject to the effects of federal and state budgetary processes and the possible elimination or consolidation of the DOE, and there can be no assurance that government funding for the financial aid programs in which the Company's students participate will continue to be available or be maintained at current levels. The loss of funding or a reduction in funding levels for the Title IV Programs would have a material adverse effect on the Company.

    CONTROL BY GENERAL ATLANTIC ENTITIES; POTENTIAL ADVERSE REGULATORY EFFECTS OF CHANGE OF CONTROL

    General Atlantic Corporation ("GAC"), General Atlantic Partners II, L.P. ("GAP") and GAP-CLC Partners, L.P. ("GAP-CLC") (collectively, the "General Atlantic Entities") beneficially own approximately 17.0% of the outstanding shares of Common Stock. Consequently, the General Atlantic Entities, and GAC in particular, will continue to have significant influence over the policies and affairs of the Company and may be in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's Certificate of Incorporation and the approval of mergers and sales of the Company's assets.

    Because of the control position of the General Atlantic Entities, any disposition of CLC's common stock by the General Atlantic Entities or issuance of stock by the Company that results in a loss of control by the General Atlantic Entities may have material adverse consequences for the Company under applicable federal and state regulations and accrediting agency requirements, including potential loss of eligibility to participate in the Title IV Programs. Upon a change of ownership resulting in a change of control of the Company, as defined in the HEA and the DOE's regulations, each Learning Center would lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while it applies to regain eligibility, with the likely loss of a portion, or all, of its Title IV funding during the reapproval period. A change of control also would have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Learning Centers.

    The HEA and the DOE's regulations include the sale of a controlling interest of common stock of an institution or its parent corporation in the definition of a change of control. For a publicly traded corporation, DOE regulations specify that a change of control arises at the same time that a report on Form 8-K is required to be filed with the Securities and Exchange Commission reporting a change of control. Most states and accrediting agencies have similar requirements, but they do not uniformly define a change of control. A change of control of the Company that exceeds the threshold set by the DOE would have a material adverse effect on the Company.

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

    DEPENDENCE UPON KEY EMPLOYEES

    The Company's success depends to a significant extent upon the continued service of its executive officers and other key personnel. None of the Company's executive officers or key employees, other than the President and Chief Executive Officer and Chief Financial Officer, is subject to an employment or non-competition agreement. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        COMPUTER LEARNING CENTERS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants..........................................................................        F-2

Statements of Operations for the Years Ended January 31, 1998 and 1997; Consolidated

  Statement of Operations for the Year Ended January 31, 1996..............................................        F-3

Balance Sheets at January 31, 1998 and 1997................................................................        F-4

Statements of Cash Flows for the Years Ended January 31, 1998 and 1997; Consolidated

  Statement of Cash Flows for the Year Ended January 31, 1996..............................................        F-5

Notes to Financial Statements..............................................................................        F-6
Financial Statement Schedules for the Years Ended January 31, 1998, 1997 and 1996

Schedule II--Valuation and Qualifying Accounts.............................................................        I-6

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Computer Learning Centers, Inc.

    In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Computer Learning Centers, Inc. at January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

New York, New York

March 13, 1998, except as to Note 16, which is as of April 27, 1998

                        COMPUTER LEARNING CENTERS, INC.

                            STATEMENTS OF OPERATIONS

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   FOR THE YEARS ENDED JANUARY 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Revenues.........................................................................  $  96,989  $  64,025  $  46,081
                                                                                   ---------  ---------  ---------
Costs and expenses:
  Costs of instruction and services..............................................     54,041     35,475     26,076
  Selling and promotional........................................................     15,289     11,407      7,884
  General and administrative.....................................................      7,657      5,584      4,052
  Provision for doubtful accounts................................................      4,794      3,084      2,613
  Amortization of intangible assets..............................................        362        362        363
                                                                                   ---------  ---------  ---------
                                                                                      82,143     55,912     40,988
                                                                                   ---------  ---------  ---------
Income from operations...........................................................     14,846      8,113      5,093
Interest income (expense), net...................................................      1,391        721        (96)
Gain on sale of investment securities............................................     --            332     --
                                                                                   ---------  ---------  ---------
Income before income taxes and discontinued operations...........................     16,237      9,166      4,997
Provision for income taxes.......................................................      6,657      3,565      2,078
                                                                                   ---------  ---------  ---------
Net income from continuing operations before discontinued operations.............      9,580      5,601      2,919
                                                                                   ---------  ---------  ---------
Loss from discontinued operations, net of applicable income taxes
  (Note 4).......................................................................     --         --         (1,065)
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $   9,580  $   5,601  $   1,854
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Earnings per share of common stock (Notes 3 and 5):
    Basic........................................................................  $    0.60  $    0.41     --
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
    Diluted:
        Continuing operations....................................................  $    0.56  $    0.37  $    0.25
        Discontinued operations..................................................     --         --          (0.09)
                                                                                   ---------  ---------  ---------
                                                                                   $    0.56       0.37  $    0.16
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                                 BALANCE SHEETS

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  JANUARY 31,
                                                                                             ---------------------
                                                                                                1998       1997
                                                                                             ----------  ---------
                                          ASSETS
Current assets:
  Cash and cash equivalents................................................................  $   24,377  $  26,950
  Accounts receivable, net.................................................................      48,114     28,274
  Prepaid expenses and other current assets................................................       5,719      3,581
                                                                                             ----------  ---------
      Total current assets.................................................................      78,210     58,805
Fixed assets, net..........................................................................      25,199      9,571
Long-term accounts receivable, net.........................................................       7,330      3,074
Other long-term assets.....................................................................       4,532      4,277
                                                                                             ----------  ---------
      Total assets.........................................................................  $  115,271  $  75,727
                                                                                             ----------  ---------
                                                                                             ----------  ---------
                            LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable...................................................................  $    1,574  $   1,779
  Accrued employee expenses................................................................       3,025      2,134
  Accrued other expenses...................................................................       6,519      2,412
  Deferred revenues........................................................................      48,231     27,486
                                                                                             ----------  ---------
      Total current liabilities............................................................      59,349     33,811
                                                                                             ----------  ---------

Long-term deferred revenues................................................................       3,713      1,342
Other long-term liabilities................................................................       1,454        782
                                                                                             ----------  ---------
      Total liabilities....................................................................      64,516     35,935
                                                                                             ----------  ---------

Stockholders' equity :
  Preferred stock $.01 par value, 1,000,000 authorized shares, no shares issued or
    outstanding............................................................................      --         --
  Common stock, $.01 par value, 35,000,000 authorized shares, 16,239,236 shares issued and
    outstanding--1998; 15,647,920 issued and outstanding shares -- 1997 (Note 3)...........         162        156
  Additional paid-in capital...............................................................      34,525     32,104
  Net unrealized gain on securities available for sale.....................................         160        112
  Retained earnings........................................................................      15,908      7,420
                                                                                             ----------  ---------
      Total stockholders' equity...........................................................      50,755     39,792
                                                                                             ----------  ---------
  Commitments and Contingencies (Note 13 and 16)
      Total liabilities and stockholders' equity...........................................  $  115,271  $  75,727
                                                                                             ----------  ---------
                                                                                             ----------  ---------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                            STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                          FOR THE YEARS ENDED
                                                                                              JANUARY 31,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
Cash flows from operating activities:
  Net income......................................................................  $   9,580  $   5,601  $   1,854
  Adjustments to reconcile net income to cash provided by operating activities:
    Provision for doubtful accounts...............................................      4,794      3,084      2,613
    Depreciation..................................................................      4,020      2,318      1,367
    Amortization of intangible assets.............................................        362        362        363
    Deferred tax provision (benefit)..............................................       (955)      (150)        47
    Changes in net assets and liabilities:
      Accounts receivable.........................................................    (22,405)   (11,875)    (4,820)
      Net assets of discontinued operations.......................................     --         --          1,197
      Prepaid expenses and other current assets...................................       (962)    (1,285)       337
      Long-term accounts receivable...............................................     (4,888)    (2,065)      (489)
      Other long-term assets......................................................       (203)      (213)       283
      Trade accounts payable......................................................       (795)       821        796
      Accrued employee expenses...................................................        654        801        412
      Accrued other expenses......................................................      5,464      2,168       (562)
      Deferred revenues...........................................................     18,617     10,455      3,471
      Long-term deferred revenues.................................................      2,371        790        131
      Other long-term liabilities.................................................        581        (28)        45
                                                                                    ---------  ---------  ---------
        Cash provided by operating activities.....................................     16,235     10,784      7,045
                                                                                    ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures............................................................    (19,548)    (7,455)    (1,983)
  Decrease in restricted cash.....................................................     --         --            700
  Product development.............................................................       (192)      (108)       (75)
  Cash from acquired company......................................................        324     --         --
  Perkins matching contributions..................................................        (23)    --            (82)
                                                                                    ---------  ---------  ---------
        Cash used for investing activities........................................    (19,439)    (7,563)    (1,440)
                                                                                    ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock..........................................     --         11,530     14,847
  Exercise of stock options.......................................................        811      3,273        183
  Proceeds from sales of common stock through employee stock purchase plan........        121     --         --
  Redemption of subscription note receivable......................................     --            666     --
  Borrowing from long-term debt...................................................     --         --          9,694
  Repayments of long-term debt....................................................       (301)    --        (26,822)
                                                                                    ---------  ---------  ---------
        Cash provided by (used for) financing activities..........................        631     15,469     (2,098)
                                                                                    ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents..............................     (2,573)    18,690      3,507
Cash and cash equivalents, beginning of year......................................     26,950      8,260      4,753
                                                                                    ---------  ---------  ---------
Cash and cash equivalents, end of year............................................  $  24,377  $  26,950  $   8,260
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        JANUARY 31, 1998, 1997 AND 1996

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 1--NATURE OF THE BUSINESS

    Computer Learning Centers, Inc. (the "Company" or "CLC"), is a public company traded on the NASDAQ National Market after completion of an initial public offering on July 6, 1995 (Note 4). As of January 31, 1998, the Company had twenty operating Learning Centers, four Advantec Instititutes and was headquartered in Fairfax, Virginia.

    In May 1989, the Company acquired substantially all of the assets of Blessing/White Inc. ("Blessing/ White"). In fiscal 1990, the Company began operations in the U.K. with the formation of Comprehensive Learning Concepts (U.K.) Limited ("UK Ltd."). In connection with its 1996 initial public offering, the Company spunoff these operations to stockholders (Note 3).

    As used herein, the fiscal years ended January 31, 1998, 1997, and 1996 are referred to as "1998", "1997", and "1996", respectively.

    The Company is involved in litigation incident to its business -- (See notes 13 and 16.)

NOTE 2 -- ACQUISITIONS

    On December 23, 1997, the Company completed the acquisition of Boston Education Corp. ("BEC"), a privately held provider of information technology education and training. The acquisition, which qualified as a tax free reorganization, was accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The acquisition was completed by issuing 200,148 shares of CLC common stock in exchange for substantially all of the rights, title and interest in the assets and substantially all of the liabilities of BEC. BEC had calendar 1997 annual revenues of approximately $5.2 million and serves approximately 650 students at its two campuses: a main campus located in Somerville, MA and a branch in Methuen, MA. The Company's results of operations incorporate BEC activity from the date of acquisition through January 31, 1998. Current and prior years' financial statements were not restated due to the immateriality of BEC to the Company. In connection with this acquisition, the Company incurred $400 of pooling expenses related to certain legal and accounting fees which are reflected in 1998 results of operations.

    On February 17, 1998, the Company acquired Markerdowne Corporation d/b/a Computer Learning Centers Paramus ("CLC Paramus"), a privately-held provider of information technology education and training based in Paramus, New Jersey. The acquisition, which qualified as a tax free reorganization, will be accounted for as a pooling of interests in accordance with APB 16. The acquisition was completed by issuing 510,287 shares of CLC Common Stock in exchange for substantially all of the rights, title and interest in the assets and substantially all of the liabilities of CLC Paramus. CLC Paramus had calendar 1997 annual revenues of approximately $6.7 million and serves approximately 800 students.

    On February 20, 1998, the Company acquired Delta College, a Montreal, Quebec-based, privately-held provider of information technology education and training. The acquisition, which will be accounted for as a pooling of interests in accordance with APB 16, was completed by means of an exchange of all outstanding shares of Delta College for 548,408 shares of CLC Common Stock. Delta College reported revenues of approximately $6.7 million for its fiscal year ended June 30, 1997. Delta College serves approximately 800 students at three locations: Montreal, Laval and Brossard.

    The current and prior years' financial statements were not restated to include CLC Paramus or Delta College on the basis of the immateriality of these acquisitions to the Company. As a result of the Markerdowne and Delta acquisitions, the Company has deferred certain costs related to acquisition work

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 2 -- ACQUISITIONS (CONTINUED)
performed prior to January 31, 1998. Deferred acquisition costs, included in prepaid expenses and other current assets on the balance sheet, were $235 at January 31, 1998. As these acquisitions were completed in the first quarter of 1999, these costs, together with any additional costs incurred subsequent to January 31, 1998 with respect to these acquisitions, will be charged to operations in that quarter.

NOTE 3--STOCK SPLITS

    On December 8, 1997, the Board of Directors declared a two for one stock split payable on January 8, 1998 in the form of a 100% stock dividend on the Company's common stock, to stockholders of record at the close of business on December 29, 1997. On March 24, 1997 the Board of Directors declared a three for two stock split, in the form of a 50% stock dividend on the Company's common stock, payable April 14, 1997 to stockholders of record at the close of business on April 8, 1997. Share and per share amounts for all prior periods have been restated to reflect these stock splits.

NOTE 4 -- PUBLIC OFFERINGS

    1997 PUBLIC OFFERING

    On November 1, 1996, the Company completed a public offering (with an effective date of October 3, 1996), filing a registration statement on Form S-1 with the Securities and Exchange Commission ("SEC") for the sale of 3,915,000 shares of the Company's common stock at a price of $8.59 per share (share amounts have been restated to reflect the stock split as discussed in Note 2). The Company received total net proceeds of approximately $11.5 million from the sale of 1,500,000 shares. In connection with the offering, the Company also received approximately $2.4 million from the exercise of options to purchase 703,056 shares of common stock and approximately $666 for 211,944 shares of common stock issued upon payment of subscription notes receivable of certain stockholders. The remaining 1,500,000 shares were sold by certain selling stockholders, and the Company did not receive any proceeds from the sale of those shares. The total net proceeds of $14.6 million were used for the expansion of the Company's programs through additional locations as well as for working capital and general corporate purposes.

    1996 INITIAL PUBLIC OFFERING

    On July 6, 1995, the Company completed an initial public offering (with an effective date of May 31, 1995), filing a registration statement on Form S-1 with the SEC for the sale of 6,870,000 shares of its common stock. The net proceeds of this offering of $14.8 million were used to repay indebtedness, to repay a portion of subordinated notes payable to stockholders and for working capital and general corporate purposes.

    Certain outstanding preferred shares and warrants were repurchased through issuance of subordinated notes, aggregating $4.1 million, which were repaid from the proceeds of this offering ("Repurchase Transactions"). A series of transactions (collectively, the "Recapitalization") were executed, whereby the Company distributed all of the outstanding shares of common and preferred stock of Blessing/White to shareholders of the Company. The results of operations of Blessing/White and UK Ltd. have been

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 4 -- PUBLIC OFFERINGS (CONTINUED)
reflected as discontinued operations in the accompanying financial statements through May 31, 1995. Operating results for these discontinued operations were as follows:

                                                                                 FOR THE FOUR
                                                                                 MONTHS ENDED
                                                                                 MAY 31, 1995
                                                                                 -------------
Revenues.......................................................................    $   4,115
                                                                                 -------------
                                                                                 -------------
Loss before income taxes.......................................................       (1,568)
Benefit for income taxes.......................................................          503
                                                                                 -------------
Net loss.......................................................................    $  (1,065)
                                                                                 -------------
                                                                                 -------------

    The Company effected an approximate .314 for 1 reverse stock split of its outstanding common stock (the "reverse stock split"), which reduced the number of shares of common stock as well as the rate at which the preferred stock was convertible into common stock. Subsequent to the Recapitalization discussed above, and immediately prior to the completion of the 1996 initial public offering, preferred stockholders converted their preferred stock into shares of common stock in accordance with the applicable conversion rates. The 1996 consolidated financial statements reflect these events.

NOTE 5 -- SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The financial statements include the Company and its former wholly owned subsidiaries, Blessing/ White, and UK Ltd., which are reflected as discontinued operations through May 31, 1995 (Note 4). All significant intercompany balances and transactions have been eliminated.

    EARNINGS PER SHARE

    Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 -- "Earnings per Share" (SFAS No. 128), effective for 1998. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all potentially dilutive common shares outstanding. The potentially dilutive securities included in the 1996 earnings per share calculation also include the Repurchase Transaction securities and the conversion of convertible preferred stock described in Note 4.

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 5 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
All prior years' earnings per share data have been recalculated to reflect the provisions of SFAS No. 128. The details of the earnings per share calculations for the years 1998, 1997 and 1996 follow:

                                                                                                           PER SHARE
                                                                                  INCOME       SHARES       AMOUNT
                                                                                 ---------  ------------  -----------
1998
Earnings per share of common stock -- basic....................................  $   9,580    15,892,943   $    0.60
Dilutive securities:
Stock options..................................................................                1,295,921
                                                                                 ---------  ------------       -----
Earnings per share of common stock -- diluted..................................  $   9,580    17,188,864   $    0.56
                                                                                 ---------  ------------       -----

1997
Earnings per share of common stock -- basic....................................  $   5,601    13,718,912   $    0.41
Dilutive securities:
Stock options..................................................................                1,199,706
Subscription note..............................................................                   99,226
                                                                                 ---------  ------------       -----
Earnings per share of common stock -- diluted..................................  $   5,601    15,017,844   $    0.37
                                                                                 ---------  ------------       -----

1996
Earnings per share of common stock -- basic....................................  $   1,854     4,745,952   $    0.39
Dilutive securities:
Conversion of preferred stock..................................................                5,267,092
Stock options..................................................................                  724,502
Repurchase Transaction securities..............................................                  655,878
                                                                                 ---------  ------------       -----
Earnings per share of common stock -- diluted..................................  $   1,854    11,393,424   $    0.16
                                                                                 ---------  ------------       -----

    The basic earnings per share amounts for 1996 have not been presented on the face of the statement of operations, as such amounts do not present a meaningful comparison to 1998 and 1997 amounts due to the differing capital structures as the result of the 1997 and 1996 public offerings, described in Note 4. All options of the Company's stock had a dilutive effect for the years ended January 31, 1998 and 1997.

    REVENUE RECOGNITION

    The Company records accounts receivable and related deferred revenues when students are billed tuition for the programs they are attending. The deferred revenues are then recognized as tuition revenues on a pro rata basis over the term of instruction, which varies from concentrated (two to six week) courses to eight to thirty-two-month programs.

    LEARNING CENTER START-UP COSTS

    Learning Center start-up costs consist of all direct costs incurred at a new Learning Center (excluding advertising costs) from the date a lease for a facility is entered into until the start of the first class. Such capitalized costs are amortized on a straight-line basis over a one-year period commencing with the date of

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 5 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the start of the first class. Net deferred start-up costs included in prepaid expenses and other current assets in the balance sheets were as follows.

                                                                                    JANUARY 31,
                                                                                --------------------
                                                                                  1998       1997
                                                                                ---------  ---------
Start-up costs................................................................  $     872  $     510
Accumulated amortization......................................................       (458)      (333)
                                                                                ---------  ---------
                                                                                $     414  $     177
                                                                                ---------  ---------
                                                                                ---------  ---------

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, trade accounts payable, accrued other expenses and deferred revenues approximate fair value because of the immediate or short term maturity of these financial instruments.

    ADVERTISING COSTS

    The Company expenses all advertising costs as incurred. Total advertising expense was $6,212, $4,739, and $3,322 for 1998, 1997 and 1996, respectively.

    STATEMENT OF CASH FLOWS

    For purposes of reporting cash flows, the Company considers investments having an original maturity of three months or less to be cash equivalents. Cash paid for interest was $11, none and $315 in 1998, 1997 and 1996, respectively. Cash paid for income taxes in 1998, 1997 and 1996 aggregated $4,580, $2,429, and $1,933, respectively.

    INVENTORIES

    Inventories consisting principally of program materials, books and supplies are stated at the lower of cost, determined on a first-in, first-out basis, or market. Total inventories, included in prepaid and other current assets in the balance sheets, were $851 and $576 at January 31, 1998 and 1997, respectively.

    FIXED ASSETS

    Furniture, equipment and leasehold improvements are recorded at cost. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes (three to eight years) and accelerated methods over statutory lives for income tax purposes. Leasehold improvements are amortized using the straight-line method over the term of the lease for financial reporting purposes and over the statutory lives for income tax purposes.

    INTANGIBLE ASSETS

    Identifiable intangible net assets of $2,686 and $3,048 at January 31, 1998 and 1997, included in other long-term assets, consist of Department of Education ("DOE") certifications of Title IV Program

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 5 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) eligibility. These assets are being amortized through 2007, using a straight-line method. Accumulated amortization for these assets aggregated $3,833 and $3,471 at January 31, 1998 and 1997, respectively.

    SECURITIES AVAILABLE FOR SALE

    In November 1995, the Company's health insurance carrier, pursuant to a demutualization, issued to the Company 13,649 shares of common stock representing the Company's pro rata share of the carrier's policy holder surplus at the demutualization date. In January 1997, the Company sold 9,300 shares of the common stock and realized a gain of $332. The remaining 4,349 shares of stock are classified as available for sale, with unrealized gains, net of tax, excluded from income and reported as a separate component of stockholders' equity.

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.

    Prior to May 31, 1995, discontinued operations were included in the consolidated tax return of the Company. Under that arrangement, income taxes were allocated to members of the consolidated group based on amounts they would pay or receive if they had filed a separate income tax return (the "separate company basis"). Pursuant to the Recapitalization described in Note 4, the Company files separate income tax returns and has entered into a Tax Sharing and Indemnification Agreement with Blessing/White.

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

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior years' amounts to conform with the current year's presentation.

NOTE 6 -- ACCOUNTS RECEIVABLE

    Student accounts receivables are initially established for the balance of course tuition at the time a student enrolls in the Learning Center and consist of financial aid, third party and self-pay receivable balances. Financial aid receivables are student receivable balances expected to be paid through Title IV program funds. Third party student receivable balances are those expected to be paid by employer companies or various non-Title IV federal and state agencies. Self-pay student receivables consist of those amounts to be paid by the student. The Company makes available to qualifying students alternative financing arrangements ("CLC financing") which help fund their education. Dependent upon the credit

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 6 -- ACCOUNTS RECEIVABLE (CONTINUED) worthiness of the individual, CLC financing may be offered to assist students with meeting their financial obligations related to attending CLC. The Company requires students receiving CLC financing to make regular monthly payments. Depending on the level of financing extended to students, payment plans offered generally range from six months to three years. All amounts due to the Company in periods beyond one year are classified as long-term receivables.

    When a student withdraws, tuition paid in excess of earned tuition revenues is refunded based on the applicable refund policy and tuition revenues earned in excess of tuition paid remains as an accounts receivable. Based on comparison to historical levels, the Company provides for estimated student withdrawals, as reductions to accounts receivable and related deferred revenue balances, thus stating these amounts at estimated net realizable value.

    Accounts receivable balances are reviewed no less than quarterly for the purposes of determining appropriate levels of allowance for doubtful accounts. The Company establishes the allowance for doubtful accounts using an objective model which applies various expected loss percentages to aging categories based on historical bad debt experience. The Company charges-off accounts receivable balances deemed to be uncollectible usually after they are delinquent 120 days. All charge offs are recorded as reductions in the allowance for doubtful accounts, with any recoveries of previously written off accounts receivable recorded as increases to the allowance for doubtful accounts.

    As of January 31, 1998 and 1997, net accounts receivable consisted of the following:

                                                                      JANUARY 31, 1998
                                                              ---------------------------------
                                                               CURRENT    LONG TERM     TOTAL
                                                              ---------  -----------  ---------
Accounts receivable.........................................  $  61,582   $  10,464   $  72,046
Student withdrawal allowance................................    (11,086)     (1,603)    (12,689)
Allowance for doubtful accounts.............................     (2,382)     (1,531)     (3,913)
                                                              ---------  -----------  ---------
                                                              $  48,114   $   7,330   $  55,444
                                                              ---------  -----------  ---------
                                                              ---------  -----------  ---------

                                                                      JANUARY 31, 1997
                                                              ---------------------------------
                                                               CURRENT    LONG TERM     TOTAL
                                                              ---------  -----------  ---------
Accounts receivable.........................................  $  36,519   $   4,438   $  40,957
Student withdrawal allowance................................     (6,511)       (848)     (7,359)
Allowance for doubtful accounts.............................     (1,734)       (516)     (2,250)
                                                              ---------  -----------  ---------
                                                              $  28,274   $   3,074   $  31,348
                                                              ---------  -----------  ---------
                                                              ---------  -----------  ---------

NOTE 7--FINANCIAL AID PROGRAMS

    The Company is subject to extensive regulation as a participant in various federal and state government supported financial aid programs. These regulations require, among other things, that the Company and its Learning Centers comply with certain financial responsibility and administrative capability requirements. Failure to comply with these requirements could result in restriction or loss by the Company or its Learning Centers of their ability to participate in federal or other financial aid programs or to provide educational and training services. Such restrictions could have a severe impact on the Company's business,

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 7--FINANCIAL AID PROGRAMS (CONTINUED) financial condition and results of operations. For 1998, approximately 73% of the Company's revenues were derived from tuitions that are funded by various federal student financial aid programs.

    In September 1996, the DOE notified the Company that the Chicago Learning Center lost its eligibility to participate in the Federal Family Education Loan ("FFEL") programs for one year due to three consecutive federal fiscal years (FY 1991-1993) of cohort default rates above 25%. The Company reapplied for participation in the FFEL program in accordance with DOE guidance and received notification from the DOE on October 10, 1997 that the Chicago Learning Center regained eligibility to participate. The Chicago Learning Center is now eligible for all federal student financial aid programs under Title IV of the Higher Education Act of 1965.

    The Philadelphia Learning Center's receipt of its FY 1994 cohort default rate resulted in three consecutive years of default rates that exceeded the 25% threshold. The Company appealed the FY 1994 cohort default rate with the DOE. On November 6, 1997, the Company received notification from the DOE that the Philadelphia Learning Center's official FY 1995 cohort default rate was 17.9%. As the FY 1994 appeal was not settled prior to receipt of the FY 1995 official rate, the DOE considered the FY 1995 cohort default rate in applying the federal law regarding an institution's eligibility to participate in the FFEL programs. As such, the Philadelphia Learning Center retained its eligibility to participate in the FFEL programs. On November 10, 1997 the Company withdrew the FY 1994 cohort default rate appeal.

    Under the DOE's regulations, an FFEL cohort default rate equal to or exceeding 25% in any one of the three most recent federal fiscal years can be a basis for the DOE to place that institution on provisional certification for up to four years for lack of administrative capability. Provisional certification generally allows an institution to continue to participate in the Title IV Programs subject to conditions imposed by the DOE and, in the event of any material violation of such conditions, subjects the institution to a loss of eligibility. The Philadelphia and Chicago Learning Centers were granted provisional certification through July and December 2000, respectively.

NOTE 8--FIXED ASSETS

    Fixed assets consisted of the following:

                                                                              JANUARY 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Furniture and equipment.................................................  $  25,958  $  15,002
Leasehold improvements..................................................      9,968      2,974
                                                                          ---------  ---------
                                                                             35,926     17,976
Less: Accumulated depreciation and amortization.........................    (10,727)    (8,405)
                                                                          ---------  ---------
                                                                          $  25,199  $   9,571
                                                                          ---------  ---------
                                                                          ---------  ---------

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 9--CREDIT FACILITY

    The Company has a credit agreement with a bank which provides for an $8.5 million secured revolving credit facility, expiring on December 22, 1998. At January 31, 1998 and 1997, there was no outstanding balance. The line of credit consists of a revolving credit note, inclusive of a $2.0 million convertible term loan. The interest on the facility is based either on the bank's United States ("U.S.") prime rate (8.5% at January 31, 1998) or the London Interbank Offer Rate ("LIBOR") which was 5.6% at January 31, 1998. Interest rates are equal to (i) the U.S. prime rate or LIBOR plus 1.25% for revolving credit loans and (ii) the U.S. prime rate plus 0.25% or LIBOR plus 1.50% for convertible term loans. All interest payments are payable quarterly on the outstanding balance. The Company pays a commitment fee of 0.25% based on the unused portion of the credit facility. The Company has granted the bank a security interest in accounts receivable. The agreement requires maintenance of certain financial ratios (current, leverage, and fixed charge ratios) and contains other restrictive covenants including limitations on purchases and sales of assets. At January 31, 1998, the Company was in compliance with all financial ratio requirements and all covenants.

    In December 1997, the Company repaid a $301 term loan associated with the BEC acquisition. The Company had letters of credit in the aggregate for $432 and $373 outstanding at January 31, 1998 and 1997, respectively, primarily with an insurance company for surety bonds required by various states in which the Company operates and with a landlord securing future rental payments of a facility.

NOTE 10--INCOME TAXES

    The components of the provisions for income taxes are as follows:

                                                                                  FOR THE YEARS ENDED JANUARY 31,
                                                                               -------------------------------------
                                                                                  1998         1997         1996
                                                                               -----------  -----------  -----------
Current:
  Federal....................................................................   $   6,140    $   2,813    $   1,433
  State......................................................................       1,472          902          598
Deferred.....................................................................        (955)        (150)          47
                                                                               -----------  -----------  -----------
Provision for income taxes...................................................   $   6,657    $   3,565    $   2,078
                                                                               -----------  -----------  -----------
                                                                               -----------  -----------  -----------

    Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes in periods which differ from those used for financial statement purposes. At January 31, 1998 and 1997, the net deferred tax asset was comprised of the following:

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 10--INCOME TAXES (CONTINUED)

                                                                                                     JANUARY 31,
                                                                                                 --------------------
                                                                                                   1998       1997
                                                                                                 ---------  ---------
Allowance for doubtful accounts................................................................  $   1,525  $     817
Deferred rent accrual..........................................................................        632        355
Vacation pay accrual...........................................................................        203        141
Employee benefits..............................................................................        105        107
Lease terminations.............................................................................        111        103
Other accruals.................................................................................         17         34
                                                                                                 ---------  ---------
  Total deferred tax assets....................................................................      2,593      1,557
                                                                                                 ---------  ---------
Depreciation and amortization..................................................................       (116)    --
Deferred start-up costs........................................................................       (139)       (73)
Other deferred tax liabilities.................................................................        (85)      (186)
                                                                                                 ---------  ---------
  Total deferred tax liabilities...............................................................       (340)      (259)
                                                                                                 ---------  ---------
  Net deferred tax assets......................................................................  $   2,253  $   1,298
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    Management believes, based on the Company's history of earnings, that future income from operations will more likely than not be sufficient to fully recognize this net deferred tax asset. The components of the net deferred tax asset include a current and long-term portion, which are included in prepaid expenses and other current assets and other long-term assets in the balance sheets, respectively.

    Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

                                                                                              FOR THE YEARS ENDED JANUARY 31,
                                                                                              -------------------------------
                                                                                                1998       1997       1996
                                                                                              ---------  ---------  ---------
Statutory U.S. federal income tax rate......................................................       35.0%      35.0%      35.0%
State income taxes, net of federal benefit..................................................        6.4        6.8        7.8
Permanent differences and other.............................................................       (0.4)      (2.9)      (1.2)
                                                                                                    ---        ---        ---
Effective income tax rate...................................................................       41.0%      38.9%      41.6%
                                                                                                    ---        ---        ---
                                                                                                    ---        ---        ---

    For the year ended January 31, 1996 (through May 31, 1995), state taxable income includes interest income on amounts owed from Blessing/White which caused a disproportionately higher state income tax rate.

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 11--STOCKHOLDERS' EQUITY

    An analysis of the changes in stockholder's equity for the years ended January 31, 1998, 1997 and 1996 is summarized below:

                                                                                                                COMMON
                                              PREFERRED     COMMON      TREASURY    SUBSCRIPTION    PAID-IN      STOCK
                                                STOCK        STOCK        STOCK         NOTES       CAPITAL    WARRANTS
                                             -----------  -----------  -----------  -------------  ---------  -----------
BALANCE AT FEBRUARY 1, 1995................   $  19,018    $       3    $    (585)    $  (1,169)   $      78   $      24
Retirement of treasury stock...............        (585)      --              585        --           --          --
Repurchase transactions....................      (3,125)      --           --            --           --             (24)
Recapitalization...........................      (6,582)      --           --               503       (8,045)     --
Conversion of preferred stock to common....      (8,726)          51       --            --            8,675      --
1996 initial public offering (Note 4)......      --               69       --            --           14,778      --
Exercise of stock options..................      --                6       --            --              177      --
1996 net income............................      --           --           --            --           --          --
                                             -----------       -----   -----------  -------------  ---------  -----------
BALANCE AT JANUARY 31, 1996................      --              129       --              (666)      15,663      --
                                             -----------       -----   -----------  -------------  ---------  -----------
1997 public offering (Note 4)..............      --               21       --               666       13,911      --
Exercise of stock options..................      --                6       --            --              865      --
Tax benefit of non-qualified option
  exercises................................      --           --           --            --            1,665      --
1997 net income............................      --           --           --            --           --          --
                                             -----------       -----   -----------  -------------  ---------  -----------
BALANCE AT JANUARY 31, 1997................      --              156       --            --           32,104      --
                                             -----------       -----   -----------  -------------  ---------  -----------
Exercise of stock options..................      --                4       --            --              807      --
Tax benefit of non-qualified option
  exercises................................      --           --           --            --            1,365      --
BEC acquisition (Note 2)...................      --                2       --            --              128      --
1998 net income............................      --           --           --            --           --          --
Employee stock purchase plan...............      --           --           --            --              121      --
                                             -----------       -----   -----------  -------------  ---------  -----------
BALANCE AT JANUARY 31, 1998................   $  --        $     162    $  --         $  --        $  34,525   $  --
                                             -----------       -----   -----------  -------------  ---------  -----------

                                             (ACCUMULATED
                                               DEFICIT)
                                               RETAINED
                                               EARNINGS
                                             -------------
BALANCE AT FEBRUARY 1, 1995................    $  (8,249)
Retirement of treasury stock...............       --
Repurchase transactions....................         (986)
Recapitalization...........................        9,200
Conversion of preferred stock to common....       --
1996 initial public offering (Note 4)......       --
Exercise of stock options..................       --
1996 net income............................        1,854
                                             -------------
BALANCE AT JANUARY 31, 1996................        1,819
                                             -------------
1997 public offering (Note 4)..............       --
Exercise of stock options..................       --
Tax benefit of non-qualified option
  exercises................................       --
1997 net income............................        5,601
                                             -------------
BALANCE AT JANUARY 31, 1997................        7,420
                                             -------------
Exercise of stock options..................       --
Tax benefit of non-qualified option
  exercises................................       --
BEC acquisition (Note 2)...................       (1,092)
1998 net income............................        9,580
Employee stock purchase plan...............       --
                                             -------------
BALANCE AT JANUARY 31, 1998................    $  15,908
                                             -------------

NOTE 12 -- SAVINGS AND EMPLOYEE STOCK PURCHASE PLANS

    The Company maintains a 401(k) plan covering substantially all employees. Under the terms of the plan, the Company will match 25% of employee contributions up to a maximum of 6% of annual employee compensation. Company contributions under the plan aggregated $99, $76 and $52 for 1998, 1997, and 1996, respectively.

    On March 13, 1997, the Board of Directors ("Board") adopted, and on July 10, 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan ("ESPP"). With certain limited exceptions, all full time employees, including executive officers, employed by the Company for at least one year, are eligible to participate in the ESPP. The Company maintains payroll deduction accounts for all participating employees and an employee may authorize a payroll deduction in any whole percentage from 1% to 10% of the employee's eligible compensation, not to exceed $25. Under the terms of the ESPP, the Company's Common Stock may be acquired for an amount equal to 85% of the fair market value per share of Common stock on either the first day or the last day of the offering period, whichever is lower. The first offering period commenced on August 1, 1997 and terminated on January 31, 1998. Thereafter, the offering period will commence on February 1 and terminate on January 31, unless otherwise determined by the Board. A total of 400,000 shares are available for purchase under the plan and 5,392 shares of Common Stock were acquired by eligible employees during the first offering period.

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 13--COMMITMENTS AND CONTINGENCIES

    LITIGATION

    On March 10, 1998, the Attorney General of Illinois filed a complaint against the Company in Circuit Court in Cook County, Illinois, asserting that the Company had violated the Illinois Private Business and Vocational Schools Act and the Illinois Consumer Fraud and Deceptive Business Practices Act (the "Acts") at its Schaumburg, Illinois Learning Center. The complaint alleges that the Company, at the Schaumburg Learning Center, failed to provide certain educational services and resources and misrepresented certain information respecting services, resources, occupational opportunities and student outcomes. The complaint seeks suspension of the Schaumburg Center's charter to operate within Illinois, restitution to persons alleged to have been injured by the conduct of the Schaumburg Learning Center, costs, civil penalties totaling $100,000 for violations of the Acts and an additional civil penalty of $50,000 for each alleged violation of each of the Acts, committed with intent to defraud. The Company has filed a motion to extend the date to answer or otherwise plead. As a result of this motion being filed, the Company has been granted an extension through May 11, 1998 to answer or otherwise plead the complaint. The Company is unable to estimate the outcome of this matter or any potential liability.

    On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998. The Company has not yet been served with the complaint, but has obtained a copy. The complaint alleges violations of the Securities Exchange Act of 1934, including allegations that the Company is experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaint also alleges that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. The Company has moved for a change in venue in this litigation. The Company is unable to estimate the outcome of this matter or any potential liability.

    The Company intends to defend itself vigorously in the above proceedings; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company expects to incur legal and other defense costs as a result of such proceedings. These proceedings could involve the substantial diversion of time of some members of management, and an adverse determination in, or settlement of such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on the Company's business, financial condition, results of operations and cash flows.

    In addition to the legal proceedings described above, the Company may from time to time be involved in routine litigation incident to its business.

    LEASE COMMITMENTS

    The Company leases substantially all of its facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next ten years, and management expects that leases will be renewed or replaced by other leases in the normal

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 13--COMMITMENTS AND CONTINGENCIES (CONTINUED) course of business. There are no material restrictions imposed by the lease agreements. The Company has not entered into any significant guarantees related to the leases. The Company is required to make additional payments under certain operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

    Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 1998 are as follows:

1999................................................................      6,984
2000................................................................      6,390
2001................................................................      5,416
2002................................................................      4,875
2003................................................................      4,277
Thereafter..........................................................     12,562
                                                                      ---------
                                                                         40,504
                                                                      ---------
                                                                      ---------

    Rent expense under these lease agreements aggregated $6,299, $5,176, and $3,689 for 1998, 1997, and 1996, respectively.

    EMPLOYEE AGREEMENTS

    On February 1, 1997, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company, pursuant to which he is entitled to 24 months of salary and benefits and a guaranteed bonus which would be payable with respect to the year in which any breach of such agreement, as specified. In addition, if he were terminated as the result of a change of control as defined in the agreement, he will receive an amount equal to three times the greater of the average annual total compensation paid to him over the Company's last three fiscal years or the total compensation paid during the Company's most recent fiscal year ended.

    On January 15, 1998, the Company entered into a severance agreement with the Chief Financial Officer of the Company, pursuant to which he is entitled to a lump sum of 12 months of salary for termination without cause or resignation for good reason. In addition, if he were terminated as a result of a change in control as defined in the agreement, he will receive a lump sum amount equal to one and one half times his base salary and one and one half times his prior fiscal year bonus or current year target bonus, whichever is larger.

NOTE 14--STOCK INCENTIVE PLANS

    The Company has a Long-Term Incentive Plan that provides for award of incentive and nonqualified common stock options and common stock appreciation rights to certain directors, officers and key employees. The Company has provided that no further grants may be made under the plan. As of January 31, 1998, options to purchase 139,456 shares of common stock were outstanding under this plan.

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 14--STOCK INCENTIVE PLANS (CONTINUED)
    In addition, the 1995 Stock Incentive Plan provides a variety of awards, including stock options, stock appreciation rights and restricted and unrestricted stock grants to the Company's employees, officers, consultants and advisors. Stock options may be granted either in the form of incentive stock options or non-qualified stock options. The option exercise price of incentive stock options may not be less than the fair market value of the common stock on the date of grant. The Company has reserved 1,460,460 shares of common stock for grant under the plan. As of January 31, 1998, options to purchase 1,176,050 shares of common stock were outstanding under this plan, and 220,210 options were available for grant.

    The 1995 Non-Employee Directors Stock Option Plan, provides for the grant to each of the current non-employee directors of an option exercisable for shares of common stock. All options granted under the plan will have an exercise price equal to the fair market value of the common stock on the date of grant. The Company has reserved 210,534 shares for issuance under this plan. As of January 31, 1998, options to purchase 148,060 shares of common stock were outstanding under this plan, and 48,434 options were available for grant.

    Incentive and nonqualified options are exercisable at a price not less than 100% and 50%, respectively, of the fair market value of the common stock at the date of grant, as determined by the administration committee. Stock appreciation rights provide for payments equal to the base amount of the right, as determined by the administration committee. No stock appreciation rights are outstanding. Options may be granted in tandem with stock appreciation rights; however, holders of such tandem awards are subject to restrictions on the matter of exercise as defined in the plan. Generally, stock options and rights vest ratably over five years. All options and rights must be exercised within ten years from date of grant.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No., 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996, consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 14--STOCK INCENTIVE PLANS (CONTINUED)
    The effects of applying SFAS 123 in this disclosure are not indicative of future amounts.

                                                                                  FOR THE YEARS ENDED JANUARY 31,
                                                                               -------------------------------------
                                                                                  1998         1997         1996
                                                                               -----------  -----------  -----------
Net income as reported--1998 and 1997; income from continuing
  operations--1996 as reported...............................................   $   9,580    $   5,601    $   2,919
Net income -- pro forma......................................................       7,879        4,585        2,820
Earnings per share -- as reported:
    Basic....................................................................   $    0.60    $    0.41    $    0.62
    Diluted..................................................................        0.56         0.37         0.25
Earnings per share -- pro forma:
    Basic....................................................................   $    0.50    $    0.33    $    0.59
    Diluted..................................................................        0.46         0.31         0.25

    The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                                                       FOR THE YEARS
                                                                                                           ENDED
                                                                                                        JANUARY 31,
                                                                                              -------------------------------
                                                                                                1998       1997       1996
                                                                                              ---------  ---------  ---------
Expected life (years).......................................................................          5          5          5
Interest rate...............................................................................        5.6%       6.7%       6.7%
Volatility..................................................................................       43.3%      42.5%      14.1%

    The calculated weighted average fair values of stock options granted during 1998, 1997 and 1996, using the Black-Scholes model, were $7.61, $3.53 and $0.81 per share, respectively.

                                                                                                         WEIGHTED
                                                                             INCENTIVE                    AVERAGE
                                                                               STOCK     NON QUALIFIED   EXERCISE
                                                                              OPTIONS    STOCK OPTIONS    PRICES
                                                                             ----------  -------------  -----------
Outstanding at February 1, 1995............................................   1,855,371       353,244    $    2.00
                                                                             ----------  -------------       -----
Options granted............................................................     273,660       --              2.67
Options exercised..........................................................    (575,616)      --              0.32
Options cancelled..........................................................     (13,221)      --              1.83
                                                                             ----------  -------------       -----
Outstanding at January 31, 1996............................................   1,540,194       353,244         2.61
                                                                             ----------  -------------       -----
Options granted............................................................     968,648       --              7.45
Options exercised..........................................................    (829,680)     (329,694)        2.82
                                                                             ----------  -------------       -----
Outstanding at January 31, 1997............................................   1,679,162        23,550         5.22
                                                                             ----------  -------------       -----
Options granted............................................................     160,050       --             16.43
Options exercised..........................................................    (399,196)      --              2.03
                                                                             ----------  -------------       -----
Outstanding at January 31, 1998............................................   1,440,016        23,550    $    7.31
                                                                             ----------  -------------       -----

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 14--STOCK INCENTIVE PLANS (CONTINUED)
    The weighted average exercise prices for the nonqualified stock options outstanding, included above, as of January 31, 1998 and 1997 was $4.84. Incentive stock options and nonqualified stock options exercisable were 535,615 and 23,550 at January 31, 1998 and 377,280 and 23,550 at January 31, 1997 and
998,199 and 353,244 at January 31, 1996, respectively.

    The following table summarizes information about options outstanding at January 31, 1998:

                                             OPTIONS OUTSTANDING
                                         ----------------------------
                                                         WEIGHTED                            OPTIONS EXERCISABLE
                                                          AVERAGE                       ------------------------------
                                                         REMAINING        WEIGHTED                       WEIGHTED
     RANGE OF                              NUMBER       CONTRACTUAL        AVERAGE        NUMBER          AVERAGE
 EXERCISE PRICES                         OUTSTANDING       LIFE        EXERCISE PRICE   EXERCISABLE  EXERCISABLE PRICE
------------------                       -----------  ---------------  ---------------  -----------  -----------------
$    1.83 to $9.00  ...................   1,263,016       8.1 years       $    6.09        551,065       $    5.70
$   9.01 to $16.00  ...................     123,250       9.0 years           10.47          8,100            9.34
$  16.01 to $22.25  ...................      77,300       9.5 years           22.25         --              --
                                         -----------  ---------------         -----     -----------          -----
                                          1,463,566       8.2 years       $    7.31        559,165       $    5.75
                                         -----------  ---------------         -----     -----------          -----
                                         -----------  ---------------         -----     -----------          -----

NOTE 15--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                         FISCAL YEAR 1998
                                                                                        THREE MONTHS ENDED
                                                                          ----------------------------------------------
                                                                          APRIL 30,  JULY 31,   OCTOBER 31,  JANUARY 31,
                                                                            1997       1997        1997         1998
                                                                          ---------  ---------  -----------  -----------
Revenues................................................................  $  20,830  $  22,138   $  25,682    $  28,339
Costs and expenses......................................................     17,309     18,917      21,740       24,177
Income from operations..................................................      3,521      3,221       3,942        4,162
Interest income, net....................................................        346        367         341          337
Net income..............................................................  $   2,243  $   2,078   $   2,595    $   2,664
Earnings per share:
    Basic...............................................................  $    0.14  $    0.13   $    0.16    $    0.17
    Diluted.............................................................       0.14       0.12        0.15         0.15

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 15--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                                         FISCAL YEAR 1997
                                                                                        THREE MONTHS ENDED
                                                                          ----------------------------------------------
                                                                          APRIL 30,  JULY 31,   OCTOBER 31,  JANUARY 31,
                                                                            1996       1996        1996         1997
                                                                          ---------  ---------  -----------  -----------
Revenues................................................................  $  14,006  $  14,977   $  16,888    $  18,154
Costs and expenses......................................................     12,047     12,938      14,674       16,253
Income from operations..................................................      1,959      2,039       2,214        1,901
Interest income, net....................................................        104        110         183          324
Gain on sale of investment securities...................................     --         --          --              332
Net income..............................................................  $   1,207  $   1,257   $   1,402    $   1,735
Earnings per share:
    Basic...............................................................  $    0.10  $    0.10   $    0.10    $    0.11
    Diluted.............................................................       0.09       0.08        0.09         0.11

NOTE 16--SUBSEQUENT EVENTS

    LITIGATION

    On or about March 20, 1998, three class action lawsuits were filed against the Company in the United States District Court for the Northern District of Illinois, Eastern Division. Two of these lawsuits were filed on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998; the other lawsuit was filed on behalf of all purchasers of Company Common Stock from June 6, 1997 through March 13, 1998. On April 16, 1998, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of all purchasers of Company Common Stock from March 17, 1997 through March 10, 1998. As of April 27, 1998, the Company had been served with one of the complaints and had obtained copies of the remaining complaints. The complaints allege violations of the Securities Exchange Act of 1934, and assert claims similar to those described in the second paragraph of Note 13. The Company has not yet filed answers in any of these matters and is unable to estimate the outcome of any of these matters or any potential liability.

    The Company intends to defend itself vigorously in the above proceedings; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company expects to incur legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on the Company's business, financial condition and results of operations.

    HEIGHTENED CASH MONITORING

    On April 6, 1998, the Company was notified by the DOE that, based upon DOE's monitoring of recent litigation involving the Company and certain student complaints lodged against the Company, it placed all Learning Centers on a "heightened cash monitoring status." This status allows all Learning Centers to continue to receive federal student financial assistance funds so long as the funds requested are

                        COMPUTER LEARNING CENTERS, INC.

                        JANUARY 31, 1998, 1997 AND 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 16--SUBSEQUENT EVENTS (CONTINUED)
drawn after they have been credited to student accounts and CLC subsequently provides evidence of such credit and other supporting information to DOE. The DOE does not consider "heightened cash monitoring status" to represent either an adverse or punitive action. This action by DOE should not have any effect on the availability or timing of financial assistance to the Company's students, nor should it have a material affect on the Company's cash flow or operating results.

    ILLINOIS STATE AUTHORIZATION

    By letter dated April 3, 1998, from the State Superintendent of Education of the State of Illinois, to the Schaumburg Learning Center (the "Letter"), the Illinois State Board of Education ("ISBE"), the agency of the State of Illinois that authorizes the Schaumburg Learning Center, notified the Learning Center that ISBE had determined that certain activities and procedures of the Company's Schaumburg Learning Center were not in compliance with the Illinois Private Business and Vocational Schools Act ("Schools Act"). The Letter directed the Company to report by April 21,1998 on actions taken to correct the deficiencies cited in the Letter and to demonstrate by May 6, 1998 that the deficiencies have been corrected. The Letter further notified the Company that the Superintendent would proceed to a hearing on the issue of whether the license of the Schaumburg Learning Center should be placed on probation, suspended or revoked for a period of one year if the violations of the Schools Act were not corrected. The Letter also directed that the Schaumburg Learning Center cease and desist from all marketing and student enrollment activities until May 6, 1998. The Superintendent's action does not affect the current operations of the Company's other Illinois Learning Center in Chicago, nor does it affect the status of currently enrolled students at the Schaumburg Learning Center.

    On April 21, 1998, the Company timely submitted its response to the ISBE. The Company believes that it will be able to satisfy the ISBE that the Schaumburg Learning Center is operating in substantial compliance with the Schools Act and that on or before May 6, 1998 the Schaumburg Learning Center will be able to resume normal marketing and student enrollment activities.

    BEC LETTER OF CREDIT

    In connection with the acquisition of BEC described in Note 2, the DOE has requested that the Company, and the Company has agreed to, post a letter of credit in the amount of $2.8 million as a condition of BEC's recertification for the Title IV Programs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    Information regarding directors of the Company will be set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of the Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year, and is incorporated herein by reference. The following sets forth information as of January 31, 1998 concerning the Company's executive officers:

NAME                                     AGE                                     POSITION
-----------------------------------      ---      ----------------------------------------------------------------------
Reid R. Bechtle....................          45   President, Chief Executive Officer and Director
Charles L. Cosgrove................          43   Vice President and Chief Financial Officer
Susan L. Luster....................          46   Vice President and Chief Operating Officer
Harry H. Gaines....................          60   Chairman of the Board of Directors

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

ITEM 11. EXECUTIVE COMPENSATION

    This information required by this Item 11 concerning remuneration of the Company's officers and directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENTS

    On February 1, 1997, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company, Reid Bechtle. The Agreement has a term of one year but shall be automatically renewed for successive one-year periods unless the Company notifies Mr. Bechtle of non-renewal at least 90 days prior to the end of the initial term or any renewal term. The agreement provides for an annual salary of $265,000, which may be increased from time to time by the Compensation Committee of the Company's Board of Directors, a guaranteed annual bonus equal to 25% of Mr. Bechtle's salary and an additional annual bonus payable based on achievement by the Company of certain revenue and income targets.

    In the event Mr. Bechtle's employment is terminated other than for cause, as defined in the agreement, or due to his voluntary resignation, he is entitled to receive an amount equal to two times his then effective base salary and guaranteed bonus.

    In addition, if Mr. Bechtle's employment is terminated as the result of a change of control as defined in the agreement, he is entitled to receive an amount equal to three (3) times the greater of (i) the average annual total compensation paid to him over the Company's last three fiscal years or (ii) total compensation paid during the Company's most recent fiscal year ended.

    On January 15, 1998, the Company entered into a severance agreement with the Chief Financial Officer of the Company, Charles Cosgrove. The agreement will expire upon the termination of Mr. Cosgrove's employment with the Company for any reason whatsoever. The agreement provides for an annual salary of not less than $165,000, which may be increased from time to time by the Compensation Committee of the Company's Board of Directors. In addition, the agreement specifies that Mr. Cosgrove shall be eligible to receive an annual bonus payable under the Company's bonus plan in accordance with the bonus criteria established by the Company's Board of Directors.

    In the event Mr. Cosgrove's employment is terminated without cause or he resigns for good reason as defined the agreement, he is entitled to receive a lump sum payment in an amount equal to one (1) times his base salary in effect as of the date of termination.

    In addition, if Mr. Cosgrove's employment is terminated as a result of a change in control as defined in the agreement, he will receive a lump sum amount equal to one and one half (1.5) times his base salary plus one and one half (1.5) times his prior fiscal year bonus or current year target bonus, whichever is larger.

TAX SHARING AGREEMENT

    The Company and Blessing/White are parties to a tax sharing and indemnification agreement providing for, among other matters, the payment of tax liabilities and entitlement to tax refunds, the allocation of responsibility and the providing of cooperation in the filing of tax returns, the indemnification of Blessing/White by the Company from certain tax and other liabilities related to the operation of the Company prior to the 1996 initial public offering and the indemnification of the Company by Blessing/

White from certain tax and other liabilities related to the operation of Blessing/White prior to the 1996 initial public offering.

OTHER RELATED PARTY TRANSACTIONS

    The Company has adopted a policy that all transactions between the Company and its officers, directors and other affiliates must be approved by a majority of the members of the Company's Board of Directors and by a majority of the disinterested members of the Company's Board of Directors and on terms no less favorable to the Company than could be obtained from unaffiliated third parties. In addition, this policy requires that any loans by the Company to its officers, directors or other affiliates be for bona fide business purposes only.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report:

A. Financial Statements, see index in Item 8 on page F-1

    (1) Report of Independent Accountants

    (2) Financial Statements

       (a) Statements of Operations for the years ended January 31, 1998 and 1997; Consolidated Statement of Operations for the year ended January 31, 1996;

       (b) Balance Sheets as of January 31, 1998 and 1997;

       (c) Statements of Cash Flows for the years ended January 31, 1998 and 1997; Consolidated Statement of Cash Flows for the year ended January 31, 1996;

       (d) Notes to Financial Statements

B.  Financial Statement Schedule, see index in Item 8 on page F-1

C.  Exhibits

  EXHIBIT
  NUMBER                   DESCRIPTION OF EXHIBIT                             SEQUENTIALLY NUMBERED PAGE
-----------  ---------------------------------------------------  ---------------------------------------------------
       2.1   Asset Purchase Agreement dated November 7, 1997, by  Incorporated by reference to Exhibit 2 of the
             and among the Company, BEC, CTG, David F. Carney     Registrant's Form S-3 Registration Statement filed
             and Sandra E. Carney                                 January 22, 1998 (No. 333-44729)
       2.2   Asset Purchase Agreement dated December 31, 1997 by  Incorporated by reference to Exhibit 99.1 of the
             and among the Company, Markerdowne Corporation,      Company's Current Report on Form 8-K filed March
             Graeme Dorras, Randy Proto and Chris Coutts          10, 1998 (the "Form 8-K")
       2.3   Amended and Restated Share Purchase Agreement dated  Incorporated by reference to Exhibit 99.2 of the
             February 20, 1998 by and among Computer Learning     Form 8-K
             Centers, Inc., Computer Learning Centers of Quebec,
             Inc., Delta College, Inc., Roger Matte, Marie
             Josee-Matte, Dominique Matte, Johanne Matte,
             Suzanne Matte and Dolmen (1994) Inc.
       3.1   Second Amended and Restated Certificate of           Incorporated by reference to Exhibit 3.1 of the
             Incorporation, as amended                            Registrant's report on Form 10-Q for the quarter
                                                                  ended July 31, 1997 filed September 9, 1997
       3.2   Second Amended and Restated Certificate of           Incorporated by reference to Exhibit 3.3 of the
             Incorporation of the Registrant                      Registrant's Report on Form 10-Q filed July 14,
                                                                  1995 (the "1995 Form 10-Q")
       3.3   Amended and Restated Bylaws of the Registrant        Incorporated by reference to Exhibit 3.4 of the
                                                                  Registrant's Form S-1 Registration Statement, as
                                                                  amended, filed March 29, 1995 (No. 33-90716) (the
                                                                  "Form S-1")
       4.1   Form of Certificate for Shares of Registrant's       Incorporated by reference to Exhibit 4.1 of Form
             Common Stock                                         S-1
      10.1   Severance Agreement, dated January 15, 1998, by and  Incorporated by reference to Exhibit 10 of the
             between Charles L. Cosgrove and the Registrant       Registrant's S-3 Registration Statement filed
                                                                  January 22, 1998
      10.2*  Long-Term Incentive Plan, as amended                 Incorporated by reference to Exhibit 10.1 of the
                                                                  Form S-1
      10.3*  1995 Stock Incentive Plan, as amended by the Board   Incorporated by reference to Exhibit 10.1 of the
             of Directors on March 23, 1996.                      Registrant's Report on Form 10-Q filed June 13,
                                                                  1996
      10.4*  1995 Non-Employee Directors Stock Option Plan        Incorporated by reference to Exhibit 10.3 of the
                                                                  Form S-1

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

  EXHIBIT
  NUMBER                   DESCRIPTION OF EXHIBIT                             SEQUENTIALLY NUMBERED PAGE
-----------  ---------------------------------------------------  ---------------------------------------------------
      10.5   Second Amended and Restated Shareholders' Agreement  Incorporated by reference to Exhibit 10.1 of the
                                                                  1995 Form 10-Q
      10.6   Assignment Agreement, dated as of February 27,       Incorporated by reference to Exhibit 10.6 of the
             1995, by and among Blessing/White Inc., Harry H.     Form S-1
             Gaines and the Registrant.
      10.7   Voting Agreement dated May 5, 1995 by and among      Incorporated by reference to Exhibit 10.16 of the
             General Atlantic Corporation, General Atlantic       Form S-1
             Partners II, L.P. and GAP-CLC Partners, L.P.
      10.8   Stock Repurchase Agreement, dated May 5, 1995, by    Incorporated by reference to Exhibit 10.17 of the
             and between Bankers Trust (Delaware) and the         Form S-1
             Registrant.
      10.9   Stock Repurchase Agreement, dated May 5, 1995 by     Incorporated by reference to Exhibit 10.18 of the
             and between BancBoston Capital, Inc. and the         Form S-1
             Registrant.
      10.10  Stock Repurchase Agreement, dated May 5, 1995 by     Incorporated by reference to Exhibit 10.19 of the
             and between GAP-CLC Partners, L.P. and the           Form S-1
             Registrant.
      10.11  Tax Sharing and Indemnification Agreement by and     Incorporated by reference to Exhibit 10.26 of the
             between the Registrant and Blessing/White, Inc.      Form 1996 10-K filed April 30, 1996
      10.12  Employment Agreement, dated June 6, 1996, by and     Incorporated by reference to Exhibit 10.2 of the
             between Harry H.Gaines and the Registrant.           Registrants Report on Form 10-Q filed September 4,
                                                                  1996
      10.13  Employment Agreement, dated February 1, 1997, by     Incorporated by reference to Exhibit 10.33 of the
             and between Reid Bechtle and the Registrant.         Registrant's Form 10-K filed April 30, 1997
      10.14  Credit Agreement, dated December 23, 1996 by and     Incorporated by reference to Exhibit 10.34 of the
             between CoreStates Bank, N.A. and the Registrant.    Registrant's Form 10-K filed April 30, 1997
      11.1   Computation of earnings per share.                   Filed herewith
      21.1   List of subsidiaries.                                Incorporated by reference to Exhibit 21.1 of the
                                                                  Form S-1
      23.1   Consent of Price Waterhouse LLP.                     Filed herewith
      23.2   Consent of Price Waterhouse LLP.                     Filed herewith
      27     Financial Data Schedule                              Filed herewith
      99.1   Computer Learning Centers, Inc. Employee Stock       Incorporated by reference to Exhibit 99.1 of the
             Purchase Plan dated July 10, 1998                    Registrant's Form S-8 Registration Statement filed
                                                                  December 31, 1997 (No. 333-43633)

------------------------

* This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

D. Reports on Form 8-K

REPORT DATE                                                          EVENT REPORTED
-------------------------------------  --------------------------------------------------------------------------
January 6, 1998                        The Company announced that it had completed the acquisition of Boston
                                       Education Corporation. The Company also announced that it had signed a definitive agreement to acquire Markerdowne Corporation.

                                  SCHEDULE II
                        COMPUTER LEARNING CENTERS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                           BALANCE AT     CHARGED TO
                                                          BEGINNING OF     COSTS AND         NET       BALANCE AT END
                                                              YEAR         EXPENSES      WRITE-OFFS        OF YEAR
                                                          -------------  -------------  -------------  ---------------
January 31, 1996
  Allowance for doubtful accounts.......................        1,737          2,613         (2,843)          1,507
January 31, 1997
  Allowance for doubtful accounts.......................        1,507          3,084         (2,341)          2,250
January 31, 1998
  Allowance for doubtful accounts.......................        2,250          4,794         (3,131)          3,913

The Company's allowance for doubtful accounts at January 31, 1998 and 1997 includes amounts applicable to current accounts receivable ($2,382 and $1,734, respectively) and long-term accounts receivable ($1,531 and $516, respectively).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMPUTER LEARNING CENTERS, INC.

                                By              /s/ REID R. BECHTLE
                                     -----------------------------------------
                                                  Reid R. Bechtle
Dated: May 1, 1998                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                President, Chief Executive
     /s/ REID R. BECHTLE          Officer and Director
------------------------------    (Principal Executive           May 1, 1998
       Reid R. Bechtle            Officer)
                                Vice President and Chief
   /s/ CHARLES L. COSGROVE        Financial Officer
------------------------------    (Principal Financial           May 1, 1998
     Charles L. Cosgrove          Officer)

      /s/ MARK M. NASSER        Controller (Principal
------------------------------    Accounting Officer)            May 1, 1998
        Mark M. Nasser

     /s/ HARRY H. GAINES        Director
------------------------------                                   May 1, 1998
       Harry H. Gaines

      /s/ RALPH W. CLARK        Director
------------------------------                                   May 1, 1998
        Ralph W. Clark

       /s/ IRA D. COHEN         Director
------------------------------                                   May 1, 1998
         Ira D. Cohen

      /s/ JOHN L. CORSE         Director
------------------------------                                   May 1, 1998
        John L. Corse

   /s/ STEPHEN P. REYNOLDS      Director
------------------------------                                   May 1, 1998
     Stephen P. Reynolds