Form 10-Q
period 1998-04-30
COMPUTER LEARNING CENTERS INC
filed 1998-06-15
CIK 943206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________

                         COMMISSION FILE NUMBER 0-26040

                            ------------------------

                        COMPUTER LEARNING CENTERS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             36-3501869
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

     11350 RANDOM HILLS ROAD, SUITE 240                   22030
             FAIRFAX, VIRGINIA                         (Zip Code)
  (Address of principal executive offices)

                                 (703) 359-9333
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                OUTSTANDING AT JUNE 12, 1998
----------------------------------------------  ----------------------------------------------
Common Stock, $.01 par value..................                    17,347,702

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COMPUTER LEARNING CENTERS, INC.
                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
PART 1--FINANCIAL INFORMATION

ITEM 1.     Financial Statements
            Consolidated Statements of Operations..........................................................          3
            Consolidated Balance Sheets....................................................................          4
            Consolidated Statements of Cash Flows..........................................................          5
            Notes to Consolidated Financial Statements.....................................................          6
ITEM 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................................................         10

PART II--OTHER INFORMATION

ITEM 1.     Legal Proceedings..............................................................................         18
ITEM 2.     Changes in Securities..........................................................................         19
ITEM 3.     Defaults Upon Senior Securities................................................................         20
ITEM 4.     Submission of Matters to a Vote of Security Holders............................................         20
ITEM 5.     Other Information..............................................................................         20
ITEM 6.     Exhibits and Reports on Form 8-K...............................................................         20

SIGNATURES.................................................................................................         21

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COMPUTER LEARNING CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                              FOR THE THREE-MONTH
                                                                                               PERIOD ENDED APRIL
                                                                                                      30,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Revenues....................................................................................  $  36,056  $  20,830
Costs and expenses:
  Costs of instruction and services.........................................................     20,411     11,220
  Selling and promotional...................................................................      5,161      3,252
  General and administrative................................................................      3,543      1,893
  Provision for doubtful accounts...........................................................      2,096        854
  Amortization of intangible assets.........................................................        132         90
                                                                                              ---------  ---------
                                                                                                 31,343     17,309

Income from operations......................................................................      4,713      3,521
Interest income.............................................................................        284        346
Gain on sale of investment securities.......................................................        279     --
                                                                                              ---------  ---------
Income before income taxes..................................................................      5,276      3,867

Provision for income taxes..................................................................      2,133      1,624
                                                                                              ---------  ---------
  Net income................................................................................  $   3,143  $   2,243
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Earnings per share of common stock:
  Basic.....................................................................................  $    0.18  $    0.14
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Diluted...................................................................................  $    0.17  $    0.13
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                          CONSOLIDATED BALANCE SHEETS

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      APRIL 30,      JANUARY 31,      APRIL 30,
                                                                        1998            1998            1997
                                                                    -------------  ---------------  -------------
                                                                     (UNAUDITED)                     (UNAUDITED)
                                                                    -------------                   -------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................   $    21,120     $    24,377      $  27,457
  Accounts receivable, net........................................        51,268          48,114         30,815
  Prepaid expenses and other current assets.......................         5,497           5,719          3,454
                                                                    -------------  ---------------  -------------
    Total current assets..........................................        77,885          78,210         61,726
Fixed assets, net.................................................        31,892          25,199         11,723
Long-term accounts receivable, net................................        10,006           7,330          4,002
Other long-term assets............................................         4,796           4,532          4,122
                                                                    -------------  ---------------  -------------
    Total assets                                                     $   124,579     $   115,271      $  81,573
                                                                    -------------  ---------------  -------------
                                                                    -------------  ---------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable..........................................         4,904           1,574          1,616
  Accrued employee expenses.......................................         2,086           3,025          1,280
  Accrued other expenses..........................................         6,411           6,519          3,946
  Deferred revenues...............................................        53,064          48,231         30,557
                                                                    -------------  ---------------  -------------
    Total current liabilities.....................................        66,465          59,349         37,399
                                                                    -------------  ---------------  -------------

Long-term deferred revenues.......................................         3,335           3,713          1,440
Other long-term liabilities.......................................         1,873           1,454            711
                                                                    -------------  ---------------  -------------
    Total liabilities.............................................        71,673          64,516         39,550
                                                                    -------------  ---------------  -------------
Stockholders' equity:
  Preferred stock $.01 par value, 1,000,000 authorized shares, no
    shares issued or outstanding..................................       --              --              --
  Common stock, $.01 par value, 35,000,000 authorized shares;
    17,327,668, 16,239,236, and 15,651,642 shares issued and
    outstanding, respectively.....................................           173             162            156
  Additional paid-in capital......................................        35,307          34,525         32,114
  Net unrealized gain on securities available for sale............       --                  160             90
  Cumulative translation adjustments..............................           (12)        --              --
  Retained earnings...............................................        17,438          15,908          9,663
                                                                    -------------  ---------------  -------------
    Total stockholders' equity....................................        52,906          50,755         42,023
                                                                    -------------  ---------------  -------------
    Total liabilities and stockholders' equity....................   $   124,579     $   115,271      $  81,573
                                                                    -------------  ---------------  -------------
                                                                    -------------  ---------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                             FOR THE THREE-MONTH
                                                                                              PERIOD ENDED APRIL
                                                                                                     30,
                                                                                             --------------------
                                                                                               1998       1997
                                                                                             ---------  ---------
Cash flows from operating activities:
  Net income...............................................................................  $   3,143  $   2,243
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Provision for doubtful accounts........................................................      2,096        854
    Depreciation...........................................................................      1,476        713
    Amortization of intangible assets......................................................        132         90
  Changes in net assets and liabilities:
    Accounts receivable....................................................................     (2,732)    (3,395)
    Prepaid expenses and other current assets..............................................        129        141
    Long-term accounts receivable..........................................................     (3,018)      (873)
    Other long-term assets.................................................................       (245)        10
    Trade accounts payable.................................................................      2,541       (163)
    Accrued employee expenses..............................................................     (1,032)      (854)
    Accrued other expenses.................................................................     (1,106)     1,534
    Deferred revenues......................................................................      1,085      3,071
    Long-term deferred revenues............................................................       (378)        97
    Other long-term liabilities............................................................        800        (70)
                                                                                             ---------  ---------
      Cash provided by operating activities................................................      2,891      3,398
                                                                                             ---------  ---------
Cash flows from investing activities:
  Capital expenditures.....................................................................     (6,610)    (2,865)
  Product development......................................................................        (39)       (36)
  Cash from acquired companies.............................................................        932     --
                                                                                             ---------  ---------
      Cash used for investing activities...................................................     (5,717)    (2,901)
                                                                                             ---------  ---------
Cash flows from financing activities:
  Repayments of long-term debt.............................................................       (518)    --
  Exercise of stock options................................................................         87         10
                                                                                             ---------  ---------
      Cash (used for) provided by financing activities.....................................       (431)        10
                                                                                             ---------  ---------
Net (decrease) increase in cash and cash equivalents.......................................     (3,257)       507
                                                                                             ---------  ---------
Cash and cash equivalents, beginning of period.............................................     24,377     26,950
                                                                                             ---------  ---------
Cash and cash equivalents, end of period...................................................  $  21,120  $  27,457
                                                                                             ---------  ---------
                                                                                             ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

    1. The interim consolidated financial statements of Computer Learning Centers, Inc. (the "Company" or "CLC") as of and for the three months ended April 30, 1998 and 1997 have not been audited. However, the financial information reflects all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

    2. These financial statements should be read together with the fiscal year 1998 audited financial statements set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    3. On February 17, 1998, the Company acquired Markerdowne Corporation ("Markerdowne") d/b/a Computer Learning Centers Paramus ("CLC Paramus"), a privately-held provider of information technology education and training based in Paramus, New Jersey. The acquisition, which qualified as a tax free reorganization, was accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The acquisition was completed by issuing 510,287 shares of CLC Common Stock in exchange for substantially all of the rights, title and interests in the assets and assumption of substantially all of the liabilities of CLC Paramus. CLC Paramus had calendar 1997 annual revenues of approximately $6.7 million and serves approximately 800 students. Current and prior years' financial statements were not restated due to the immateriality of Markerdowne to the Company.

    On February 20, 1998, the Company acquired Delta College, a Montreal, Quebec-based, privately-held provider of information technology education and training. The acquisition, was accounted for as a pooling of interests in accordance with APB 16, and was completed by means of an exchange of all outstanding shares of Delta College for 548,408 shares of CLC Common Stock. Delta College reported revenues of approximately $6.7 million for its fiscal year ended June 30, 1997. Delta College serves approximately 800 students at three locations: Montreal, Laval and Brossard. Current and prior years' financial statements were not restated due to the immateriality of Delta College to the Company.

    In connection with these acquisitions, the Company incurred $467 of pooling expenses related to certain legal and accounting fees which are reflected in 1999 results of operations.

    4. Student accounts receivable are initially established for the balance of course tuition at the time a student enrolls in the Learning Center and consist of financial aid, third party and self-pay receivable balances. Financial aid receivables are student receivable balances expected to be paid through Title IV program funds. Third party student receivable balances are those expected to be paid by employer companies or various non-Title IV federal and state agencies. Self-pay student receivables consist of those amounts to be paid by the student. The Company makes available to qualifying students alternative financing arrangements ("CLC financing") which help fund their education. Dependent upon the credit worthiness of the individual, CLC financing may be offered to assist students with meeting their financial obligations related to attending CLC. The Company requires students receiving CLC financing to make regular monthly payments. Depending on the level of financing extended to students, payment plans offered generally range from six months to three years. All amounts due to the Company in periods beyond one year are classified as long-term receivables.

    When a student withdraws, tuition paid in excess of earned tuition revenues is refunded based on the applicable refund policy and tuition revenues earned in excess of tuition paid remains as an accounts

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

receivable. Based on comparison to historical levels, the Company provides for estimated student withdrawals, as reductions to accounts receivable and related deferred revenue balances, thus stating these amounts at estimated net realizable value.

    Accounts receivable balances are reviewed no less than quarterly for the purposes of determining appropriate levels of allowance for doubtful accounts. The Company establishes the allowance for doubtful accounts using an objective model which applies various expected loss percentages to aging categories based on historical bad debt experience. The Company charges-off accounts receivable balances deemed to be uncollectible usually after they are delinquent 120 days. All charge-offs are recorded as reductions in the allowance for doubtful accounts, with any recoveries of previously written off accounts receivable recorded as increases to the allowance for doubtful accounts.

    As of April 30, 1998 and 1997, net accounts receivable consisted of the following:

                                                                       APRIL 30, 1998
                                                              ---------------------------------
                                                               CURRENT    LONG TERM     TOTAL
                                                              ---------  -----------  ---------
Accounts receivable.........................................  $  66,803   $  13,788   $  80,591
Student withdrawal allowance................................    (11,438)     (2,014)    (13,452)
Allowance for doubtful accounts.............................     (4,097)     (1,768)     (5,865)
                                                              ---------  -----------  ---------
                                                              $  51,268   $  10,006   $  61,274
                                                              ---------  -----------  ---------
                                                              ---------  -----------  ---------

                                                                       APRIL 30, 1997
                                                              ---------------------------------
                                                               CURRENT    LONG TERM     TOTAL
                                                              ---------  -----------  ---------
Accounts receivable.........................................  $  39,520   $   5,624   $  45,144
Student withdrawal allowance................................     (6,796)       (991)     (7,787)
Allowance for doubtful accounts.............................     (1,909)       (631)     (2,540)
                                                              ---------  -----------  ---------
                                                              $  30,815   $   4,002   $  34,817
                                                              ---------  -----------  ---------
                                                              ---------  -----------  ---------

    5. Earnings per share data has been calculated to reflect the provisions of SFAS No. 128. The details of the earnings per share calculations for the quarters ended April 30, 1998 and 1997 follow:

                                                                                                           PER SHARE
                                                                                  INCOME       SHARES       AMOUNT
                                                                                 ---------  ------------  -----------
QUARTER ENDED APRIL 30, 1998
Earnings per share of common stock -- basic....................................  $   3,143    17,081,118   $    0.18
Dilutive securities:
  Stock options................................................................                1,006,681
                                                                                 ---------  ------------       -----
Earnings per share of common stock -- diluted..................................  $   3,143    18,087,799   $    0.17
                                                                                 ---------  ------------       -----

QUARTER ENDED APRIL 30, 1997
Earnings per share of common stock -- basic....................................  $   2,243    15,653,220   $    0.14
Dilutive securities:
  Stock options................................................................                1,034,626
                                                                                 ---------  ------------       -----
Earnings per share of common stock -- diluted..................................  $   2,243    16,687,846   $    0.13
                                                                                 ---------  ------------       -----

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

    6. On March 10, 1998, the Attorney General of Illinois filed a complaint against the Company in Circuit Court in Cook County, Illinois, asserting that the Company had violated the Illinois Private Business and Vocational Schools Act and the Illinois Consumer Fraud and Deceptive Business Practices Act (the "Acts") at its Schaumburg Learning Center. The complaint alleged that the Company, at the Schaumburg Learning Center, failed to provide certain educational services and resources and misrepresented certain information respecting services, resources, occupational opportunities and student outcomes. The complaint sought suspension of the Schaumburg Center's charter to operate within Illinois, restitution to persons alleged to have been injured by the conduct of the Schaumburg Learning Center, costs, civil penalties totaling $100,000 for violations of the Acts and an additional civil penalty of $50,000 for each alleged violation of each of the Acts, committed with intent to defraud. On June 4, 1998, the Company timely filed an answer denying all of the material allegations set forth in the complaint.

    On June 8, 1998, the Company and the Attorney General of Illinois reached an agreement settling the litigation filed on March 10, 1998. As a result of the settlement, which was approved by the Circuit Court in Cook County, Illinois, the Company agreed to make a voluntary contribution of $90,000 to the Attorney General's consumer education fund, establish a four-year program to annually provide $95,000 worth of computer hardware and software annually to schools, programs, community sites and other non-profit or public institutions in the Chicago area and $10,000 worth of training in computer skills annually at the Company's Schaumburg and Chicago Learning Centers for teachers and other community-based personnel to enable them to make the most effective use of the computer equipment. The Company has also agreed to establish an Ombudsman program to provide for the prompt investigation and impartial resolution of student complaints. The Company does not believe that the settlement will have a material adverse effect on the Company.

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

    On May 4, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California, on behalf of all purchasers of Company Common Stock from April 30, 1997 through April 7, 1998. The complaint alleges violations of the Securities Exchange Act of

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

1934, and asserts claims similar to those described above. The Company has not yet responded to this complaint, and is unable to estimate the outcome of the matter or any potential liability.

    On May 5, 1998, a class action lawsuit was filed against the Company in the Superior Court of New Jersey in Bergen County, New Jersey, on behalf of all students who attended a Learning Center in New Jersey within six years of May 5, 1998. The complaint alleges that the Company, at its New Jersey Learning Centers, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated the New Jersey Consumer Fraud Act. The Company is unable to estimate the outcome of the matter or any potential liability.

    On May 7, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of Illinois, on behalf of all purchasers of Company Common Stock from March 11, 1998 through April 7, 1998. The complaint alleges violations of the Securities Exchange Act of 1934, and asserts claims similar to those described above. The Company has not yet responded to this litigation, and is unable to estimate the outcome of the matter or any potential liability.

    On May 8, 1998 a class action lawsuit was filed against the Company in the United States District Court for the Central District of California, on behalf of all purchasers of Company Common Stock from April 30, 1997 through April 7, 1998. The complaint alleges violations of the Securities Exchange Act of 1934, and asserts claims similar to those described above. The Company has not yet responded to this litigation, and is unable to estimate the outcome of the matter or any potential liability.

    On May 12, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Eastern District of Virginia, Alexandria Division, on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998. The complaint alleges violations of the Securities Exchange Act of 1934, including allegations that the Company is experiencing operations difficulties and failed to disclose the alleged difficulties, and misrepresented to students the potential salaries and quality of education they would receive. The complaint also alleges that Company insiders realized profits by trading their shares of Company stock while in possession of information that could have had a material adverse impact on the Company's business, financial condition and results of operations. The Company has not yet responded to this complaint, and is unable to estimate the outcome of the matter or any potential liability.

    The Company intends to defend itself vigorously in the above class action lawsuits; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company expects to incur legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on the Company's business, financial condition and results of operations.

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

    7. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

    The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:

                                                                               FOR THE THREE- MONTH
                                                                                PERIOD ENDED APRIL
                                                                                       30,
                                                                               --------------------
                                                                                 1998       1997
                                                                               ---------  ---------
Revenues                                                                           100.0%     100.0%
Costs and expenses:
  Costs of instruction and services..........................................       56.6       53.9
  Selling and promotional....................................................       14.3       15.6
  General and administrative.................................................        9.8        9.1
  Provision for doubtful accounts............................................        5.8        4.1
  Amortization of intangible assets..........................................        0.4        0.4
                                                                               ---------  ---------
                                                                                    86.9       83.1
                                                                               ---------  ---------

Income from operations.......................................................       13.1       16.9
Interest income..............................................................        0.8        1.7
Gain on sale of investment securities........................................        0.7     --
                                                                               ---------  ---------
Income before income taxes...................................................       14.6       18.6
Provision for income taxes...................................................        5.9        7.8
                                                                               ---------  ---------
Net income...................................................................        8.7%      10.8%
                                                                               ---------  ---------
                                                                               ---------  ---------

THREE MONTHS ENDED APRIL 30, 1998 ("FIRST QUARTER OF 1998") COMPARED WITH THE
  THREE MONTHS ENDED APRIL 30, 1997 ("FIRST QUARTER OF 1997").

    Revenues increased 74% to $36.1 million in the first quarter of 1998 from $20.8 million in the first quarter of 1997 primarily due to an increase in enrollments at the Company's existing Learning Centers, the opening of five new Learning Centers since May 1997 and the growing popularity of the Company's longer programs including associate degree programs. In addition to the opening of the five new Learning Centers, the Company acquired Boston Education Corporation ("BEC") on December 23, 1997, Markerdowne on February 17, 1998, and Delta College on February 20, 1998, which collectively added six Learning Centers (two Learning Centers from BEC, one Learning Center from Markerdowne and three Learning Centers from Delta College). In the first quarter of 1998, these eleven new Learning Centers collectively contributed 53% of the total revenue growth.

    The number of students attending Learning Center programs as of the end of the quarter increased 65% to 11,481 in the first quarter of 1998 from 6,949 in the first quarter of 1997, which was the result of student enrollment growth of 33%, along with the number of students attending the acquired Learning

Centers at the time of acquisition. In the first quarter of 1998, the eleven new Learning Centers collectively contributed 95% of the total enrollment growth and 69% of the total student population growth. When evaluating the sources of growth, the Company views all Learning Centers opened during the last two fiscal years as new in order to account for the start up period inherent in new Learning Center openings.

    Accounts receivable at April 30, 1998, (both long and short-term), increased 76% from April 30, 1997 as compared to the revenue increase of 74%. The larger percentage increase in accounts receivable as compared to revenues can be attributed to the following:

    When students enroll in CLC, accounts receivable are established for the balance of course tuition with a corresponding amount recorded as deferred revenue. While the accounts receivable balance may be paid at any time during the course, deferred revenue is recognized ratably as tuition revenue over the period of instruction, regardless of when accounts receivable are paid.

    Since accounts receivable balances increase immediately by the full unpaid tuition amount when students enroll, while tuition revenues are earned ratably over the period of instruction, there will not be a direct correlation between the percentage increases in tuition revenues (and correspondingly, deferred revenues) and in accounts receivable balances. This "lag" effect of revenues to receivables, is further pronounced during the initial operations of a new Learning Center since tuition revenues will be minimal when compared to corresponding accounts receivable balances. The lag effect is not as evident for established Learning Centers which provide a more consistent tuition revenue stream. Additionally, Learning Centers in their second year of operations (those opened in fiscal 1998) contribute significantly to the lag effect due to the large levels of growth occurring in year two versus year one of operations. The following summarizes the actual Learning Center openings and acquisitions for the last two fiscal years which have contributed to this lag effect.

                                                                                  FISCAL       FISCAL
LEARNING CENTER OPENINGS/ACQUISITIONS                                              1999         1998
------------------------------------------------------------------------------  -----------  -----------
First Quarter.................................................................           5       --
                                                                                        --
Second Quarter................................................................                        2
Third Quarter.................................................................                        1
Fourth Quarter................................................................                        3
                                                                                                     --
Total.........................................................................           5            6
                                                                                        --           --
                                                                                        --           --

    When removing the tuition revenues and accounts receivable associated with new Learning Centers opened during the last two fiscal years, the percentage increase in accounts receivable is less than that of tuition revenues.

    Costs of instruction and services increased 82% to $20.4 million in the first quarter of 1998 from $11.2 million in the first quarter of 1997 due primarily to the direct costs necessary to support the increase in student population. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 56.6% in the first quarter of 1998 from 53.9% in the first quarter of 1997 primarily due to the inherent start up process associated with five new Learning Centers coupled with the recent acquisitions.

    Selling and promotional expenses increased 58% to $5.2 million in the first quarter of 1998 from $3.3 million in the first quarter of 1997 due primarily to increased marketing and advertising necessary to support the growth in student enrollments. Selling and promotional expenses as a percentage of revenues decreased to 14.3% in the first quarter of 1998 from 15.6% in the first quarter of 1997 primarily due to increased efficiencies associated with the Company's marketing efforts, particularly those realized by the opening of new Learning Centers within established Learning Center markets.

    General and administrative expenses increased 84% to $3.5 million in the first quarter of 1998 from $1.9 million in the first quarter of 1997, primarily as a result of increased legal and professional fees related to the complaint filed by the Illinois Attorney General against the Company's Schaumburg Learning Center, the Illinois State Board of Education 30-day suspension of marketing and student enrollment activities, as well as expenses related to the acquisitions of Markerdowne and Delta College. Collectively, these expenses amount to approximately $988,000 or 62% of the $1.6 million increase in general and administrative expenses incurred during the first quarter of 1998 versus the comparable period of the prior year. General and administrative expenses as a percentage of revenues increased to 9.8% in the first quarter of 1998 from 9.1% in the first quarter of 1997.

    Provision for doubtful accounts increased 146% to $2.1 million in the first quarter 1998 from $854,000 in the first quarter of 1997, primarily due to the increase in revenues of 74% and the related 76% increase in accounts receivable balances. Provision for doubtful accounts as a percentage of revenues increased to 5.8% in the first quarter of 1998 from 4.1% in the first quarter of 1997 primarily due to the increased number of students enrolled in higher value programs requiring CLC to provide additional financing. The provision for doubtful accounts as a percentage of revenues for the current quarter is comparable to the fourth quarter of fiscal 1998 amount of 5.2%

    Amortization of intangibles equaled $132,000 in the first quarter of 1998 versus $90,000 in the first quarter of 1997. The increase in expense relates to a three year non-compete agreement associated with the acquisition of Markerdowne.

    The Company realized net interest income of $284,000 in the first quarter 1998, compared to net interest income of $346,000 in the first quarter 1997. This decrease can be attributed to a decrease in interest generated from lower average invested cash balances.

    The Company realized a gain of $279,000 in the first quarter of 1998 from the sale of investment securities. These securities were obtained in November 1995 pursuant to a demutualization of the Company's health insurance carrier.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents decreased by $3.3 million for the three-month period ended April 30, 1998. Cash generated from operations in the first three months of the year as compared to the prior year period decreased by $507,000 primarily due to legal and professional fees incurred related to legal proceedings and acquisitions as discussed above in general and administrative expenses. Capital expenditures increased to $6.6 million in 1998 from $2.9 million in 1997 primarily as a result of funding leasehold improvements for new Learning Centers and purchasing necessary capital equipment to support the growth of the business.

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

OTHER

    The Company has received notification from the California Federation of Teachers that a union certification election will be held on July 9, 1998 covering a bargaining unit of a total of approximately 50 certified full and part-time instructors at the Los Angeles Learning Center. The Company cannot predict the outcome of the election.

STUDENT LOAN DEFAULTS

    Under Title IV ("Title IV") of the Higher Education Act of 1965, as amended, ("HEA"), an educational institution may lose its eligibility to participate in some or all of the federal student financial aid programs authorized by Title IV ("Title IV Programs") if defaults on the repayment of student loans guaranteed or provided by the federal government exceed certain rates. Any institution that is determined to have cohort default rates ("CDR") equal to or exceeding 25% for three consecutive federal fiscal years is subject to immediate loss of eligibility to participate in the Federal Family Education Loan ("FFEL") and Federal Direct Loan ("FDL") programs for the remainder of the federal fiscal year in which the U.S. Department of Education ("DOE") makes such determination and the subsequent two federal fiscal years. Furthermore, an institution whose CDR on FFEL or FDL loans for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated.

    An institution also has the right to appeal the accuracy of the DOE's calculations of its CDRs following their publication. Draft CDRs are subject to correction before they are published. Management does not believe such corrections will result in material changes to the Learning Centers' 1996 Draft CDRs. All Learning Centers, regardless of their cohort default and FDL rates, have adopted default management plans.

    In May 1998, the DOE notified the Company of the Learning Centers' 1996 Draft CDRs for the FFEL and FDL programs. The 1996 Draft CDRs are calculated on the basis of the number of students who entered repayment on their federal student loans during the federal fiscal year ("FFY") ended September 30, 1996 and defaulted on those loans by September 30, 1997. None of the Company's Learning Centers received a 1996 Draft CDR of 25% or more. Excluding the Learning Centers recently acquired from BEC and Markerdowne, for which the DOE did not issue 1996 Draft CDRs due to their change in ownership status, the weighted average 1996 Draft CDR for the balance of the Company's U.S.-based Learning Centers was 16.6%. This compares to the official weighted average CDR as published by the DOE, of 16.6% for FFY 1995, 21.1% for FFY 1994 and 23.1% for FFY 1993.

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

    By letter dated April 3, 1998, from the State Superintendent of Education of the State of Illinois, to the Company's Schaumburg Learning Center (the "Letter"), the Illinois State Board of Education ("ISBE"), the agency of the State of Illinois that authorizes the Schaumburg Learning Center, notified the Learning Center that ISBE had determined that certain activities and procedures of the Schaumburg Learning Center were not in compliance with the Illinois Private Business and Vocational Schools Act ("Schools Act"). The Schaumburg Learning Center has been open since 1994, and for the first quarter of fiscal year 1999, had approximately 308 students enrolled and generated about 2.8 percent of the Company's revenue. The Letter directed the Company to report by April 21, 1998 on actions taken to correct the deficiencies cited in the Letter and to demonstrate by May 6, 1998 that the deficiencies have been corrected. The Letter further notified the Company that the Superintendent would proceed to a hearing on the issue of whether the license of the Schaumburg Learning Center should be placed on probation, suspended or revoked for a period of one year if the violations of the Schools Act were not corrected. The Letter also directed that the Schaumburg Learning Center cease and desist from all marketing and student enrollment activities until May 6, 1998.

    On April 21, 1998, the Company timely submitted its response to the ISBE and, in part on the basis of such response, on May 7, 1998, the ISBE removed the cease and desist order, thereby allowing the Company to resume normal marketing and student enrollment activities at the Schaumburg Learning Center. While the ISBE review remains open pending certain confirmations, the Company believes that the review will be concluded with no material adverse effect on the Company.

    The loss of state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its accreditation and would have a material adverse effect on the Company.

    Accreditation by an accrediting agency recognized by the DOE is required in order for an institution to become and remain eligible to participate in the Title IV Programs. In addition, most states require institutions operating therein to become and continue to be accredited as a condition of continuing state authorization, particularly with regard to the issuance of degrees. All twenty-two of the Company's Learning Centers in the United States are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS"), which is an accrediting agency recognized by the DOE. Two of those twenty-two Learning Centers are due for renewal of accreditation during fiscal 1999. The loss of accreditation by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain accreditation would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its state authorization and would have a material adverse effect on the Company.

HEIGHTENED CASH MONITORING

    On April 6, 1998, the Company was notified by the DOE that, based upon DOE's monitoring of recent litigation involving the Company and certain student complaints lodged against the Company, it placed all Learning Centers on a "heightened cash monitoring status." This status allows all Learning Centers to continue to receive federal student financial assistance funds so long as the funds requested are drawn after they have been credited to student accounts and CLC subsequently provides evidence of such credit and other supporting information to DOE. The DOE does not consider "heightened cash monitoring status" to represent either an adverse or punitive action. This action by DOE should not have any effect on the availability or timing of financial assistance to the Company's students, nor should it have a material effect on the Company's cash flow or operating results.

CANADIAN REGULATION

    Students who are residents of the province of Quebec are eligible to receive loans and bursaries ("grants") from the Quebec Loans and Bursaries Program ("QLBP"). Under the QLBP, student financial assistance is initially provided in the form of a loan. Delta College ("the Company"), is subject to the Act Respecting Private Education ("ARPE") in Quebec. In accordance with ARPE, in order to operate a private educational institution, the Company must hold a permit issued by the Quebec Minister of Education (the "QME") for the institution itself and for the educational services to be provided.

    The Company does not believe that the QME's requirements will create significant obstacles to its plans to acquire additional institutions, or open new branches in Quebec or that the QME's requirements will create significant obstacles to its plans to add new educational programs at Delta College, in Quebec. In addition, the Company does not believe that there will be any impediment to renewal of the permit issued to Delta College, in Quebec, under the ARPE.

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

    As educational institutions that participate in various federal and state financial aid programs, the Company and the Learning Centers are subject to extensive governmental regulation. In particular, the HEA, and the regulations promulgated thereunder, subject the Company, the Learning Centers and all other higher education institutions eligible to participate in the various Title IV Programs to significant regulatory scrutiny. The termination or material limitation of the ability of the Company or any of the Learning Centers to participate in the Title IV Programs would have a material adverse effect on the Company.

    Because certain statutory and regulatory provisions impose significant requirements on the Company and the Learning Centers and because the agencies administering these regulations have not in all instances fully developed administrative interpretations of certain of the statutory and regulatory provisions, it is not clear how the requirements imposed by statute and regulations will be applied and interpreted. In addition, changes in or new interpretations of the HEA, its implementing regulations or other applicable laws, rules or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities or costs of doing business of the Company or one or more of the Learning Centers. The failure to maintain or renew any required regulatory approvals, accreditations or authorizations by the Company or any of the Learning Centers would have a material adverse effect on the Company.

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

    Because of the control position of the General Atlantic Entities, any disposition of CLC's Common Stock by the General Atlantic Entities or issuance of stock by the Company that results in a loss of control by the General Atlantic Entities may have material adverse consequences for the Company under applicable federal and state regulations and accrediting agency requirements, including potential loss of eligibility to participate in the Title IV Programs. Upon a change of ownership resulting in a change in control of the Company, as defined in the HEA and the DOE's regulations, each Learning Center would lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while it applies to regain eligibility, with the likely loss of a portion, or all, of its Title IV funding during the reapproval period. A change of control also would have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Learning Centers.

    The HEA and the DOE's regulations include the sale of a controlling interest of Common Stock of an institution or its parent corporation in the definition of a change of control. For a publicly traded corporation, DOE regulations specify that a change of control occurs at the same time that a report on Form 8-K is required to be filed with the Securities and Exchange Commission reporting a change of control. Most states and accrediting agencies have similar requirements, but they do not uniformly define a change of control. A change of control of the Company that exceeds the threshold set by the DOE would have a material adverse effect on the Company.

COMPETITION

    The post-secondary adult education and training market is highly fragmented, with no single institution or company holding a dominant market share. The Company competes for students with vocational and technical training schools, degree-granting colleges and universities, continuing education programs and commercial training programs. Certain public and private colleges may offer programs similar to those of the Learning Centers at a lower tuition cost due in part to substantial government subsidies, foundation grants, tax-deductible contributions or other financial resources not available to proprietary institutions.

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

DEPENDENCE UPON KEY EMPLOYEES

    The Company's success depends to a significant extent upon the continued service of its executive officers and other key personnel. None of the Company's executive officers or key employees, other than the President and Chief Executive Officer and the Chief Financial Officer, are subject to an employment or non-competition agreement. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    On March 10, 1998, the Attorney General of Illinois filed a complaint against the Company in Circuit Court in Cook County, Illinois, asserting that the Company had violated the Illinois Private Business and Vocational Schools Act and the Illinois Consumer Fraud and Deceptive Business Practices Act (the "Acts") at its Schaumburg Learning Center. The complaint alleged that the Company, at the Schaumburg Learning Center, failed to provide certain educational services and resources and misrepresented certain information respecting services, resources, occupational opportunities and student outcomes. The complaint sought suspension of the Schaumburg Center's charter to operate within Illinois, restitution to persons alleged to have been injured by the conduct of the Schaumburg Learning Center, costs, civil penalties totaling $100,000 for violations of the Acts and an additional civil penalty of $50,000 for each alleged violation of each of the Acts, committed with intent to defraud. On June 4, 1998, the Company timely filed an answer denying all of the material allegations set forth in the complaint.

    On June 8, 1998, the Company and the Attorney General of Illinois reached an agreement settling the litigation filed on March 10, 1998. As a result of the settlement, which was approved by the Circuit Court in Cook County, Illinois, the Company agreed to make a voluntary contribution of $90,000 to the Attorney General's consumer education fund, establish a four-year program to annually provide $95,000 worth of computer hardware and software annually to schools, programs, community sites and other non-profit or public institutions in the Chicago area and $10,000 worth of training in computer skills annually at the Company's Schaumburg and Chicago Learning Centers for teachers and other community-based personnel to enable them to make the most effective use of the computer equipment. The Company has also agreed to establish an Ombudsman program to provide for the prompt investigation and impartial resolution of student complaints. The Company does not believe that the settlement will have a material adverse effect on the Company.

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

    On May 4, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California, on behalf of all purchasers of Company Common Stock from April 30, 1997 through April 7, 1998. The complaint alleges violations of the Securities Exchange Act of 1934, and asserts claims similar to those described above. The Company has not yet responded to this complaint, and is unable to estimate the outcome of the matter or any potential liability.

    On May 5, 1998, a class action lawsuit was filed against the Company in the Superior Court of New Jersey in Bergen County, New Jersey, on behalf of all students who attended a Learning Center in New Jersey within six years of May 5, 1998. The complaint alleges that the Company, at its New Jersey Learning Centers, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated the New Jersey Consumer Fraud Act. The Company is unable to estimate the outcome of the matter or any potential liability.

    On May 7, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of Illinois, on behalf of all purchasers of Company Common Stock from March 11, 1998 through April 7, 1998. The complaint alleges violations of the Securities Exchange Act of 1934, and asserts claims similar to those described above. The Company has not yet responded to this litigation, and is unable to estimate the outcome of the matter or any potential liability.

    On May 8, 1998 a class action lawsuit was filed against the Company in the United States District Court for the Central District of California, on behalf of all purchasers of Company Common Stock from April 30, 1997 through April 7, 1998. The complaint alleges violations of the Securities Exchange Act of 1934, and asserts claims similar to those described above. The Company has not yet responded to this litigation, and is unable to estimate the outcome of the matter or any potential liability.

    On May 12, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Eastern District of Virginia, Alexandria Division, on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998. The complaint alleges violations of the Securities Exchange Act of 1934, including allegations that the Company is experiencing operations difficulties and failed to disclose the alleged difficulties, and misrepresented to students the potential salaries and quality of education they would receive. The complaint also alleges that Company insiders realized profits by trading their shares of Company stock while in possession of information that could have had a material adverse impact on the Company's business, financial condition and results of operations. The Company has not yet responded to this complaint, and is unable to estimate the outcome of the matter or any potential liability.

    The Company intends to defend itself vigorously in the above class action lawsuits; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company expects to incur legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on the Company's business, financial condition and results of operations.

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

ITEM 2. CHANGES IN SECURITIES.

    There were 1,058,695 shares issued in connection with the acquisitions of Markerdowne and Delta College. The above shares were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, relating to issuances not involving a public offering. The parties to whom the shares were issued were prohibited from reselling such shares except pursuant to registration under the Securities Act or an exemption from registration.

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

    (b) Reports on Form 8-K

REPORT DATE                                             EVENT REPORTED
-------------------------------  -------------------------------------------------------------
February 17, 1998..............  The Company completed its acquisition of Markerdowne
                                 Corporation on February 17, 1998 and Delta College on
                                 February 20, 1998.

March 10, 1998.................  The Company was served with a complaint on March 10, 1998 by the Attorney General of the State of Illinois alleging that the Company violated the state's Private Business and
                                 Vocational School Act and the Consumer Fraud and Deceptive
                                 Business Practices Act for students enrolled at its
                                 Schaumburg, Illinois Learning Center.

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

Date: June 15, 1998

                               INDEX TO EXHIBITS

 EXHIBIT NO.
   FILING                   DESCRIPTION OF EXHIBIT                             PAGE NO. IN THIS FILING
-------------  -------------------------------------------------  -------------------------------------------------
        3.1    Second Amended and Restated Certificate of         Incorporated by reference to Exhibit 3.3 of the
               Incorporation of the Registrant                    Registrant's Report on Form 10-Q filed July 14,
                                                                  1995
        3.2    Second Amended and Restated Certificate of         Incorporated by reference to Exhibit 3.1 of the
               Incorporation of the Registrant, as amended        Registrants report on Form 10-Q for the quarter
                                                                  ended July 31, 1997 filed September 9, 1997
        3.3    Amended and Restated Bylaws of the Registrant      Incorporated by reference to Exhibit 3.4 of the
                                                                  Registrant's Form S-1 Registration Statement as
                                                                  amended, filed March 29, 1995 (No. 33-90716)(the
                                                                  "Form S-1")
        4.1    Form of Certificate for Shares of the              Incorporated by reference to Exhibit 4.1 of the
               Registrant's Common Stock                          Form S-1
       11.1    Statement re: Computation of Per Share Earnings    Filed herewith
       27      Financial Data Schedule                            Filed herewith