Form 10-Q
period 1998-07-31
COMPUTER LEARNING CENTERS INC
filed 1998-09-14
CIK 943206

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)
 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                 OF THE SECURITIES ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998
                                  OR
---       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        COMMISSION FILE NUMBER: 0-26040

                            ------------------------

                        COMPUTER LEARNING CENTERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               36-3501869
   (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

  11350 RANDOM HILLS ROAD, SUITE 240
          FAIRFAX, VIRGINIA                             22030
   (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
               OFFICES)

                                 (703) 359-9333
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   X                No
                              -----                 -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                     OUTSTANDING AT SEPTEMBER 10, 1998
     Common Stock, $.01 par value                     17,416,637

===============================================================================

                        COMPUTER LEARNING CENTERS, INC.

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
  Consolidated Statements of Operations.....................     3
  Consolidated Balance Sheets...............................     4
  Consolidated Statements of Cash Flows.....................     5
  Notes to Consolidated Financial Statements................     6
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    11
Item 3.  Quantitative and Qualitative Disclosures about
  Market Risks..............................................    19

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings..................................    20
Item 2.  Changes in Securities..............................    21
Item 3.  Defaults Upon Senior Securities....................    21
Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................    21
Item 5.  Other Information..................................    21
Item 6.  Exhibits and Reports on Form 8-K...................    21
SIGNATURES..................................................    22

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMPUTER LEARNING CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          FOR THE THREE-MONTH    FOR THE SIX-MONTH
                                                             PERIOD ENDED          PERIOD ENDED
                                                               JULY 31,              JULY 31,
                                                          -------------------   -------------------
                                                            1998       1997       1998       1997
                                                          --------   --------   --------   --------
Revenues................................................  $35,273    $22,138    $71,329    $42,968
Costs and expenses:
     Costs of instruction and services..................   23,433     12,307     43,844     23,527
     Selling and promotional............................    5,309      3,762     10,470      7,014
     General and administrative.........................    3,221      1,618      6,764      3,511
     Provision for doubtful accounts....................    1,919      1,139      4,015      1,993
     Amortization of intangibles........................      143         91        275        181
                                                          -------    -------    -------    -------
                                                           34,025     18,917     65,368     36,226
Income from operations..................................    1,248      3,221      5,961      6,742
Interest income, net....................................      135        367        419        713
Gain on sale of investment securities...................       --         --        279         --
                                                          -------    -------    -------    -------
Income before income taxes..............................    1,383      3,588      6,659      7,455
Provision for income taxes..............................      521      1,510      2,654      3,134
                                                          -------    -------    -------    -------
     Net income.........................................  $   862    $ 2,078    $ 4,005    $ 4,321
                                                          =======    =======    =======    =======
Earnings per share of common stock:
     Basic..............................................  $  0.05    $  0.13    $  0.23    $  0.27
                                                          =======    =======    =======    =======
     Diluted............................................  $  0.05    $  0.12    $  0.22    $  0.25
                                                          =======    =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                          CONSOLIDATED BALANCE SHEETS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               JULY 31,     JANUARY 31,    JULY 31,
                                                                 1998          1998          1997
                                                              -----------   -----------   -----------
                                                              (UNAUDITED)                 (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents..............................   $  7,922      $ 24,377       $25,094
     Accounts receivable, net...............................     55,144        48,114        33,754
     Prepaid expenses and other current assets..............      8,479         5,719         5,566
                                                               --------      --------       -------
          Total current assets..............................     71,545        78,210        64,414
                                                               --------      --------       -------
Fixed assets, net...........................................     35,715        25,199        16,955
Long-term accounts receivable, net..........................      9,239         7,330         5,627
Other long-term assets......................................      4,771         4,532         4,156
                                                               --------      --------       -------
          Total assets......................................   $121,270      $115,271       $91,152
                                                               ========      ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable.................................   $  2,915      $  1,574       $ 3,149
     Accrued employee expenses..............................      1,730         3,025         2,481
     Accrued other expenses.................................      4,747         6,519         2,244
     Deferred revenues......................................     51,418        48,231        34,633
                                                               --------      --------       -------
          Total current liabilities.........................     60,810        59,349        42,507
                                                               --------      --------       -------
Long-term deferred revenues.................................      4,198         3,713         2,381
Other long-term liabilities.................................      2,369         1,454           641
                                                               --------      --------       -------
          Total liabilities.................................     67,377        64,516        45,529
                                                               --------      --------       -------
Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 authorized
       shares, no shares issued or outstanding..............         --            --            --
     Common stock, $.01 par value, 35,000,000 authorized
       shares; 17,380,025, 16,239,236 and 15,985,788 shares
       issued and outstanding, respectively.................        174           162           160
     Additional paid-in capital.............................     35,401        34,525        33,587
     Net unrealized gain on securities available for sale...         --           160           135
     Cumulative translation adjustments.....................         (2)           --            --
     Retained earnings......................................     18,320        15,908        11,741
                                                               --------      --------       -------
          Total stockholders' equity........................     53,893        50,755        45,623
                                                               --------      --------       -------
          Total liabilities and stockholders' equity........   $121,270      $115,271       $91,152
                                                               ========      ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE SIX-MONTH
                                                              PERIOD ENDED JULY 31,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------   ---------
Cash flows from operating activities:
     Net income.............................................   $  4,005     $ 4,321
     Adjustments to reconcile net income to cash provided by
      operating activities:
          Provision for doubtful accounts...................      4,015       1,993
          Depreciation......................................      3,318       1,699
          Amortization of intangible assets.................        275         181
     Changes in net assets and liabilities:
          Accounts receivable...............................     (8,527)     (7,473)
          Prepaid expenses and other current assets.........     (2,892)     (1,963)
          Long-term accounts receivable.....................     (2,251)     (2,553)
          Other long-term assets............................       (369)        (60)
          Trade accounts payable............................        552       1,370
          Accrued employee expenses.........................     (1,388)        347
          Accrued other expenses............................     (2,770)        627
          Deferred revenues.................................       (561)      6,108
          Long-term deferred revenues.......................        485       1,039
          Other long-term liabilities.......................      1,296         898
                                                               --------     -------
               Cash (used for) provided by operating
                activities..................................     (4,812)      6,534
                                                               --------     -------
Cash flows from investing activities:
     Capital expenditures...................................    (12,275)     (9,083)
     Cash from acquired companies...........................        932          --
                                                               --------     -------
               Cash used for investing activities...........    (11,343)     (9,083)
                                                               --------     -------
Cash flows from financing activities:
     Repayments of long-term debt...........................       (518)         --
     Exercise of stock options..............................        218         693
                                                               --------     -------
               Cash (used for) provided by financing
                activities..................................       (300)        693
                                                               --------     -------
Net (decrease) increase in cash and cash equivalents........    (16,455)     (1,856)
                                                               --------     -------
Cash and cash equivalents, beginning of period..............     24,377      26,950
                                                               --------     -------
Cash and cash equivalents, end of period....................   $  7,922     $25,094
                                                               ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     1. The interim consolidated financial statements of Computer Learning Centers, Inc. (the "Company" or "CLC") as of and for the three and six months ended July 31, 1998 and 1997 have not been audited. However, the financial information reflects all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

     2. These financial statements should be read together with the fiscal year 1998 audited financial statements set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     3. On February 17, 1998, the Company acquired Markerdowne Corporation ("Markerdowne") d/b/a Computer Learning Centers Paramus ("CLC Paramus"), a privately-held provider of information technology education and training based in Paramus, New Jersey. The acquisition, which qualified as a tax free reorganization, was accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The acquisition was completed by issuing 510,287 shares of CLC Common Stock in exchange for substantially all of the rights, title and interests in the assets and assumption of substantially all of the liabilities of CLC Paramus. CLC Paramus had calendar 1997 annual revenues of approximately $6.7 million and served approximately 800 students. Current and prior years' financial statements were not restated due to the immateriality of Markerdowne to the Company. In connection with this acquisition, the Company incurred $292 of pooling expenses related to certain legal and accounting fees which are reflected in the fiscal 1999 results of operations.

     On February 20, 1998, the Company acquired Delta College, a Montreal, Quebec-based, privately-held provider of information technology education and training. The acquisition was accounted for as a pooling of interests in accordance with APB 16, and was completed by means of an exchange of all outstanding shares of Delta College for 548,408 shares of CLC Common Stock. Delta College reported revenues of approximately $6.7 million for its fiscal year ended June 30, 1997 and served approximately 800 students at three locations: Montreal, Laval and Brossard. Current and prior years' financial statements were not restated due to the immateriality of Delta College to the Company. In connection with this acquisition, the Company incurred $175 of pooling expenses related to certain legal and accounting fees which are reflected in the fiscal 1999 results of operations.

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

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     Accounts receivable balances are reviewed no less frequently than quarterly for the purposes of determining appropriate levels of allowance for doubtful accounts. The Company establishes the allowance for doubtful accounts using an objective model which applies various expected loss percentages to aging categories based on historical bad debt experience. The Company charges-off accounts receivable balances deemed to be uncollectible usually after they are delinquent 120 days. All charge-offs are recorded as reductions in the allowance for doubtful accounts, with any recoveries of previously written off accounts receivable recorded as increases to the allowance for doubtful accounts.

     As of July 31, 1998 and 1997, net accounts receivable consisted of the following:

                                                                 JULY 31, 1998
                                                        -------------------------------
                                                        CURRENT    LONG TERM    TOTAL
                                                        --------   ---------   --------
Accounts receivable...................................  $ 71,923    $12,647    $ 84,570
Student withdrawal allowance..........................   (12,179)    (1,843)    (14,022)
Allowance for doubtful accounts.......................    (4,600)    (1,565)     (6,165)
                                                        --------    -------    --------
                                                        $ 55,144    $ 9,239    $ 64,383
                                                        ========    =======    ========

                                                                  JULY 31, 1997
                                                          -----------------------------
                                                          CURRENT   LONG TERM    TOTAL
                                                          -------   ---------   -------
Accounts receivable.....................................  $43,906    $ 7,449    $51,355
Student withdrawal allowance............................   (7,750)    (1,100)    (8,850)
Allowance for doubtful accounts.........................   (2,402)      (722)    (3,124)
                                                          -------    -------    -------
                                                          $33,754    $ 5,627    $39,381
                                                          =======    =======    =======

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     5. Earnings per share data has been calculated to reflect the provisions of SFAS No. 128. The details of the earnings per share calculations for the three and six months ended July 31, 1998 and 1997 follow:

                                                                                     PER SHARE
                                                              INCOME     SHARES       AMOUNT
                                                              ------   -----------   ---------
QUARTER ENDED JULY 31, 1998
Earnings per share of common stock -- basic.................   $862     17,316,398     $0.05
Dilutive securities:
     Stock options..........................................     --      1,017,590        --
                                                               ----    -----------     -----
Earnings per share of common stock -- diluted...............   $862     18,333,988     $0.05
                                                               ----    -----------     -----

                                                                                     PER SHARE
                                                              INCOME     SHARES       AMOUNT
                                                              ------   -----------   ---------
QUARTER ENDED JULY 31, 1997
Earnings per share of common stock -- basic.................  $2,078    15,803,130     $0.13
Dilutive securities:
     Stock options..........................................      --     1,225,958        --
                                                              ------   -----------     -----
Earnings per share of common stock -- diluted...............  $2,078    17,029,088     $0.12
                                                              ------   -----------     -----

                                                                                     PER SHARE
                                                              INCOME     SHARES       AMOUNT
                                                              ------   -----------   ---------
SIX MONTHS ENDED JULY 31, 1998
Earnings per share of common stock -- basic.................  $4,005   $17,212,195     $0.23
Dilutive securities:
     Stock options..........................................      --     1,008,953        --
                                                              ------   -----------     -----
Earnings per share of common stock -- diluted...............  $4,005    18,221,148     $0.22
                                                              ------   -----------     -----

                                                                                     PER SHARE
                                                              INCOME     SHARES       AMOUNT
                                                              ------   -----------   ---------
SIX MONTHS ENDED JULY 31, 1997
Earnings per share of common stock -- basic.................  $4,321    15,727,588     $0.27
Dilutive securities:
     Stock options..........................................      --     1,273,848        --
                                                              ------   -----------     -----
Earnings per share of common stock -- diluted...............  $4,321    17,001,436     $0.25
                                                              ------   -----------     -----

     6. On March 10, 1998, the Attorney General of Illinois filed a complaint against the Company in Circuit Court in Cook County, Illinois, asserting that the Company had violated the Illinois Private Business and Vocational Schools Act and the Illinois Consumer Fraud and Deceptive Business Practices Act (the "Acts") at its Schaumburg Learning Center. The complaint alleged that the Company, at the Schaumburg Learning Center, failed to provide certain educational services and resources and misrepresented certain information respecting services, resources, occupational opportunities and student outcomes. The complaint sought suspension of the Schaumburg Center's charter to operate within Illinois, restitution to persons alleged to have been injured by the conduct of the Schaumburg Learning Center, costs, civil penalties totaling $100 for violations of the Acts and an additional civil penalty of $50 for each alleged violation of each of the Acts, committed with intent to defraud. On June 4, 1998, the Company timely filed an answer denying all of the material allegations set forth in the complaint.

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     On June 8, 1998, the Company and the Attorney General of Illinois reached an agreement settling the litigation filed on March 10, 1998. As a result of the settlement, which was approved by the Circuit Court in Cook County, Illinois, the Company agreed to make a voluntary contribution of $90 to the Attorney General's consumer education fund, establish a four-year program to annually provide $95 worth of computer hardware and software to schools, programs, community sites and other non-profit or public institutions in the Chicago area and $10 worth of training in computer skills annually at the Company's Schaumburg and Chicago Learning Centers for teachers and other community-based personnel to enable them to make the most effective use of the computer equipment. The Company has established an Ombudsman program to provide for the prompt investigation and impartial resolution of student complaints. The Company does not believe that the settlement will have a material adverse effect on the Company.

     On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998. Over the following two months, eight additional similar cases were filed in United States District Courts: two in the Central District of California; five in the Northern District of Illinois; and one in the Eastern District of Virginia. The complaints allege violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also allege that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of the complaints were filed on behalf of classes of shareholders of Company Common Stock beginning as early as March 11, 1997 and ending as late as April 7, 1998. All of these shareholder lawsuits have been consolidated and transferred to the United States District Court for the Eastern District of Virginia, however, discovery has not yet commenced. The Company is unable to estimate the outcome of the matter or any potential liability.

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

     On May 19, 1998, a lawsuit was filed against the Company in the District Court of Harris County, Texas, on behalf of six former students of the Houston Learning Center. Subsequently, the complaint was amended to seek certification as a class action lawsuit and removed to the U.S. District Court for the Southern District of Texas, Houston Division. The complaint alleges, among other things, that the Company, at its Houston Learning Center, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated the Texas Deceptive Trade Practices Act. The Company is unable to estimate the outcome of the matter or any potential liability.

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

     7. Under a separate standard of financial responsibility, if based upon the annual financial aid review, an institution has made late refunds to 5% or more of its students in either of the two most recent fiscal years, the

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, on August 31, 1998, the Company posted a $1.5 million letter of credit with respect to all Learning Centers except Delta College, and the Boston and Paramus Learning Centers.

     8. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results" and "Part II, Item 1 -- Legal Proceedings."

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:

                                                    FOR THE THREE-MONTH            FOR THE SIX-MONTH
                                                   PERIOD ENDED JULY 31,         PERIOD ENDED JULY 31,
                                                   ---------------------         ---------------------
                                                    1998           1997           1998           1997
                                                   ------         ------         ------         ------
Revenues..................................         100.0%         100.0%         100.0%         100.0%
Costs and expenses:
     Costs of instruction and services....          66.4           55.6           61.5           54.8
     Selling and promotional..............          15.1           17.0           14.7           16.3
     General and administrative...........           9.1            7.4            9.5            8.2
     Provision for doubtful accounts......           5.4            5.1            5.6            4.6
     Amortization of intangible assets....           0.4            0.4            0.4            0.4
                                                   -----          -----          -----          -----
                                                    96.4           85.5           91.7           84.3
                                                   -----          -----          -----          -----
Income from operations....................           3.6           14.5            8.3           15.7
Interest income...........................           0.4            1.7            0.6            1.7
Gain on sale of investment securities.....            --             --            0.4             --
                                                   -----          -----          -----          -----
Income before income taxes................           4.0           16.2            9.3           17.4
Provision for income taxes................           1.5            6.8            3.7            7.3
                                                   -----          -----          -----          -----
Net income................................           2.5%           9.4%           5.6%          10.1%
                                                   =====          =====          =====          =====

THREE MONTHS ENDED JULY 31, 1998 ("SECOND QUARTER OF 1998") COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1997 ("SECOND QUARTER OF 1997").

     Revenues increased 60% to $35.3 million in the second quarter of 1998 from $22.1 million in the second quarter of 1997 primarily due to an increase in enrollments at the Company's existing Learning Centers, the opening of six new Learning Centers since the second quarter of 1997 and the growing popularity of the Company's longer programs, including associate degree programs. In addition to the opening of the six new Learning Centers, the Company acquired Boston Education Corporation ("BEC") on December 23, 1997, Markerdowne on February 17, 1998, and Delta College on February 20, 1998, which added six Learning Centers. In the second quarter of 1998, the twelve new Learning Centers collectively contributed 69% of the total revenue growth.

     The number of students attending Learning Center programs as of the end of the quarter increased 50% to 11,153 in the second quarter of 1998 from 7,446 in the second quarter of 1997. In the second quarter of 1998, enrollments at Learning Centers opened more than two fiscal years decreased by 610 or 21% from the comparable period of the prior year while enrollments at Learning Centers opened during the last two fiscal years, including acquisitions, increased by 1,011 from the comparable period of the prior year. Collectively, enrollments increased by 401 or 13% for the second quarter of 1998 versus the second quarter of 1997. The twelve new Learning Centers contributed 88% of the population growth, including students attending the acquired Centers at the time of acquisition currently enrolled as of July 31, 1998. When evaluating the sources of growth, the Company views all Learning Centers opened during the last two fiscal years as new in order to account for the start up period inherent in new center openings.

     Accounts receivable (both long and short-term) net of reserves increased 64% as compared to the revenue increase of 60%. The larger percentage increase in accounts receivable as compared to revenues can be attributed to the following:

     When students enroll in CLC, accounts receivable are established for the balance of course tuition with a corresponding amount recorded as deferred revenue. While the accounts receivable balance may be paid at any time during the course, deferred revenue is recognized ratably as tuition revenue over the period of instruction, regardless of when accounts receivable are paid.

     Since accounts receivable balances increase immediately by the full unpaid tuition amount when students enroll, while tuition revenues are earned ratably over the period of instruction, there will not be a direct correlation between the percentage increases in tuition revenues (and correspondingly, deferred revenues) and in accounts receivable balances. This "lag" effect of revenues to receivables, is further pronounced during the initial operations of a new Learning Center since tuition revenues will be minimal when compared to corresponding accounts receivable balances. The lag effect is not as evident for established Learning Centers which provide a more consistent tuition revenue stream. Additionally, Learning Centers in their second year of operations (those opened in fiscal 1998) contribute significantly to the lag effect due to the large levels of growth occurring in year two versus year one of operations. Conversely, in periods of declining enrollments of the larger and more established Learning Centers, the relative percentage of accounts receivable growth will decline faster than the relative percentage of revenue growth. The following summarizes the actual Learning Center openings and acquisitions for the last two fiscal years.

                                                              FISCAL   FISCAL
           LEARNING CENTER OPENINGS/ACQUISITIONS               1999     1998
           -------------------------------------              ------   ------
First Quarter...............................................    5       --
Second Quarter..............................................    1        2
                                                                --
Third Quarter...............................................             1
Fourth Quarter..............................................             3
                                                                         --
          Total.............................................    6        6
                                                                ==       ==

     Costs of instruction and services increased 90% to $23.4 million in the second quarter of 1998 from $12.3 million in the second quarter of 1997 due primarily to the direct costs necessary to support the increase in student population. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 66.4% in the second quarter of 1998 from 55.6% in the second quarter of 1997. This increase in cost of instruction and services as a percentage of revenue is primarily attributable to the start up of three Learning Centers, lower enrollments during the second quarter at several of the Company's more established Learning Centers and increased expense profiles of U.S. based acquisitions with respect to revenues generated at these Centers. Due to the start up period inherent in new Learning Center openings, the ratio of cost of instruction and services with respect to revenues generated at those new Centers typically is very high as fixed costs typically exceed revenues during the start up period. Due to lower enrollments at some of our more established Learning Centers, revenues that would have been generated from these enrollments were not available to offset instructional expenses, creating a higher ratio of cost of instruction. The U.S. based acquisitions are currently changing curriculum to match the offerings of a traditional Learning Center. Until complete, this transition will cause less efficient use of facilities and teaching resources.

     Selling and promotional expenses increased 39% to $5.3 million in the second quarter of 1998 from $3.8 million in the second quarter of 1997 due primarily to increased marketing and advertising necessary to support the growth in student enrollments. Selling and promotional expenses as a percentage of revenues decreased to 15.1% in the second quarter of 1998 from 17.0% in the second quarter of 1997 primarily due to increased efficiencies associated with the Company's marketing efforts, particularly those realized by the opening of new Learning Centers within established Learning Center markets.

     General and administrative expenses increased 100% to $3.2 million in the second quarter of 1998 from $1.6 million in the second quarter of 1997, primarily as a result of the settlement with the Illinois Attorney General along with legal expenses associated with the settlement and other related matters. Collectively, these expenses amounted to approximately $1.4 million or 88% of the $1.6 million increase in general and administrative expenses incurred during the second quarter of 1998 versus the comparable period of the prior year. General and administrative expenses as a percentage of revenues increased to 9.1% in the second quarter of 1998 from 7.4% in the second quarter of 1997.

     Provision for doubtful accounts increased 73% to $1.9 million in the second quarter 1998 from $1.1 million in the second quarter of 1997, primarily due to the increase in revenues of 60% and related accounts receivable balances. Provision for doubtful accounts as a percentage of revenues increased to 5.4% in the second quarter of 1998 from 5.1% in the second quarter of 1997.

     Amortization of intangibles equaled $143,000 in the second quarter of 1998 versus $91,000 in the second quarter of 1997. The increase in expense relates to a non-compete agreement associated with the acquisition of Markerdowne.

     The Company realized net interest income of $135,000 in the second quarter 1998, compared to net interest income of $367,000 in the second quarter 1997. This decrease can be attributed to a decrease in interest generated from smaller average invested cash balances.

SIX MONTHS ENDED JULY 31, 1998 COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1997

     Revenues increased 66% to $71.3 million for the six months ended July 31, 1998 from $43.0 million for the comparable period of the prior year primarily due to an increase in enrollments at the Company's existing Learning Centers and the opening of six new Learning Centers. In addition to the opening of the six new Learning Centers, the Company acquired Boston Education Corporation ("BEC") on December 23, 1997, Markerdowne on February 17, 1998, and Delta College on February 20, 1998, which added six Learning Centers. For the six months ended July 31,1998, the twelve new Learning Centers, opened or acquired, collectively contributed 60% of the total revenue growth.

     For the six months ended July 31, 1998, enrollments at Learning Centers opened more than two fiscal years decreased by 564 or 10% from the six months ended July 31, 1997 while enrollments at Learning Centers opened during the last two fiscal years increased by 1,825, collectively contributing a 22% increase in student enrollments for the six months ended July 31, 1998 versus the comparable period from the prior year. The number of students attending Learning Center programs as of July 31, 1998 increased 50% to 11,153 from 7,446 from the comparable period of the prior year. The twelve new Learning Centers contributed 88% of the population growth, including students attending the acquired Centers at the time of acquisition who are still enrolled as of July 31, 1998. When evaluating the sources of growth, the Company views all Learning Centers opened during the last two fiscal years as new in order to account for the start up period inherent in new center openings.

     Costs of instruction and services increased 86% to $43.8 million for the six months ended July 31, 1998 from $23.5 million for the comparable period of the prior year due primarily to the direct costs necessary to support the increase in student population. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 61.5% for the six months ended July 31, 1998 from 54.8% for the comparable period of the prior year. This increase in cost of instruction and services as a percentage of revenue is primarily attributable to the start up of three Learning Centers, lower enrollments during the second quarter at several of the Company's more established Learning Centers and increased expense profiles of U.S. based acquisitions with respect to revenues generated at these Centers.

     Selling and promotional expenses increased 50% to $10.5 million for the six months ended July 31, 1998 from $7.0 million for the comparable period of the prior year primarily to increased marketing and advertising necessary to support the growth in student enrollments. Selling and promotional expenses as a percentage of revenues decreased to 14.7% for the six months ended July 31, 1998 from 16.3% for the comparable period of the prior year primarily due to increased efficiencies associated with the Company's marketing efforts, particularly those realized by the opening of new Learning Centers within established Learning Center markets.

     General and administrative expenses increased 94% to $6.8 million for the six months ended July 31, 1998 from $3.5 million for the comparable period of the prior year primarily as a result of increased legal and professional fees related to the settlement with the Illinois Attorney General, the Illinois State Board of Education 30-day suspension of marketing and student enrollment activities, as well as expenses related to the acquisitions of Markerdowne and Delta College. Collectively, these expenses amount to approximately $2.4 million or 73% of the $3.3 million increase in general and administrative expenses incurred during the six months ended July 31, 1998 versus the comparable period from the prior year. General and administrative expenses as a percentage of revenues increased to 9.5% for the six months ended July 31, 1998 from 8.2% for the comparable period of the prior year.

     Provision for doubtful accounts increased 100% to $4.0 million for the six months ended July 31, 1998 from $2.0 million for the comparable period of the prior year primarily due to the increase in revenues of 66% and related accounts receivable balances. Provision for doubtful accounts as a percentage of revenues increased to 5.6% for the six months ended July 31, 1998 from 4.6% for the comparable period of the prior year.

     Amortization of intangibles equaled $275,000 for the six months ended July 31, 1998 versus $181,000 for the comparable period of the prior year. This increase relates to a non-compete agreement associated with the acquisition of Markerdowne.

     The Company realized net interest income of $419,000 for the six months ended July 31, 1998 versus $713,000 for the comparable period of the prior year primarily due to a decrease in interest generated from smaller average invested cash balances.

     The Company realized a gain of $279,000 from the sale of investment securities. The securities were obtained in November 1995 pursuant to a demutualization of the Company's health insurance carrier.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent decreased by approximately $16.5 million for the six-month period ended July 31, 1998. Cash generated from operations for the six months ended July 31, 1998 compared to the prior year period decreased by approximately $11.3 million primarily due to the increase in accounts receivable. Capital expenditures increased to $12.3 million in 1998 from $9.1 million in 1997 primarily as a result of funding leasehold improvements for new Learning Centers, coupled with purchasing necessary capital equipment to support the growth of the business.

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

     In May 1998, the DOE notified the Company of the Learning Centers' 1996 Draft CDRs for the FFEL and FDL programs. The 1996 Draft CDRs are calculated on the basis of the number of students who entered repayment on their federal student loans during the federal fiscal year ("FFY") ended September 30, 1996 and defaulted on those loans by September 30, 1997. None of the Company's Learning Centers received a 1996 Draft CDR of 25% or more and the weighted average 1996 Draft CDR for the Company's U.S.-based Learning Centers was 14.5%.

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

     By letter dated April 3, 1998, from the State Superintendent of Education of the State of Illinois, to the Schaumburg Learning Center (the "Letter"), the Illinois State Board of Education ("ISBE"), the agency of the State of Illinois that authorizes the Schaumburg Learning Center, notified the Schaumburg Learning Center that ISBE had determined that certain activities and procedures of the Schaumburg Learning Center were not in compliance with the Illinois Private Business and Vocational Schools Act ("Schools Act"). The Letter directed the Company to report by April 21,1998 on actions taken to correct the deficiencies cited in the Letter and to demonstrate by May 6, 1998 that the deficiencies have been corrected. The Letter further notified the Company that the Superintendent would proceed to a hearing on the issue of whether the license of the Schaumburg Learning Center should be placed on probation, suspended or revoked for a period of one year if the violations of the Schools Act were not corrected. The Letter also directed that the Schaumburg Learning Center cease and desist from all marketing and student enrollment activities until May 6, 1998.

     On April 21, 1998, the Company timely submitted its initial response to the ISBE and, in part on the basis of such response, on May 7, 1998, the ISBE removed the cease and desist order thereby allowing the Company to resume normal marketing and student enrollment activities at the Schaumburg Learning Center. While this review remains open and additional information has been provided to ISBE, the Company believes that it will be able to satisfy the ISBE that the Schaumburg Learning Center is operated in substantial compliance with the Schools Act and that the review will be concluded with no material adverse effect on the Company.

     The loss of state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its accreditation and would have a material adverse effect on the Company.

     Accreditation by an accrediting agency recognized by the DOE is required in order for an institution to become and remain eligible to participate in the Title IV Programs. In addition, most states require institutions operating therein to become and continue to be accredited as a condition of continuing state authorization, particularly with regard to the issuance of degrees. All of the Company's Learning Centers are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS"), which is an accrediting agency recognized by the DOE. Two of the twenty-two Learning Centers are due for renewal of accreditation during fiscal 1999. The loss of accreditation by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain accreditation would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its state authorization and would have a material adverse effect on the Company.

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

OTHER

     Under a separate standard of financial responsibility, if based upon the annual financial aid review, an institution has made late refunds to 5% or more of its students in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, on August 31, 1998, the Company posted a $1.5 million letter of credit with respect to all Learning Centers except Delta College, and the Boston and Paramus Learning Centers.

CANADIAN REGULATION

     Students who are residents of the province of Quebec are eligible to receive loans and bursaries ("grants") from the Quebec Loans and Bursaries Program ("QLBP"). Under the QLBP, student financial assistance is initially provided in the form of a loan. Delta College (the "Company"), is subject to the Act Respecting Private Education ("ARPE") in Quebec. In accordance with ARPE, in order to operate a private educational institution, the Company must hold a permit issued by the Quebec Minister of Education (the "QME") for the institution itself and for the educational services to be provided. The QME will issue the permit after consulting with the Commission Consultative de l'Enseignement Prive (the "Commission") concerning the particular institution and the educational services to determine if such institution and services meet certain qualifying conditions. Permits cannot be transferred without the written authorization of the QME, and any entity holding a permit must advise the QME of any consolidation, sale or transfer affecting such entity. Prior to any action, the QME, after consultation with the Commission, has the authority to modify or revoke a permit where the holder of the permit, among other things: does not comply with the conditions, restrictions or prohibitions relating to the institution or, is about to become, insolvent. Prior to any action, the QME must provide the institution with an opportunity to present its views before revoking a permit. Given that the QME periodically revises its regulations and other requirements and changes its interpretations of existing laws and regulations, there can be no assurance that the QME will agree with the Company's understanding of each requirement of the QME.

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

     The legislative, regulatory and other requirements relating to student financial assistance programs in Quebec are currently in the process of being changed by applicable governments due to political and budgetary pressures and any such change may affect the eligibility for student financial assistance of the students attending Delta College which, in turn, could materially adversely affect Delta College's business, results of operations and financial condition.

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

DEPENDENCE UPON KEY EMPLOYEES

     The Company's success depends to a significant extent upon the continued service of its executive officers and other key personnel. None of the Company's executive officers or key employees, other than the President and Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer are subject to an employment or non-competition agreement. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Not Applicable.

                           PART II. OTHER INFORMATION

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

     On June 8, 1998, the Company and the Attorney General of Illinois reached an agreement settling the litigation filed on March 10, 1998. As a result of the settlement, which was approved by the Circuit Court in Cook County, Illinois, the Company agreed to make a voluntary contribution of $90,000 to the Attorney General's consumer education fund, establish a four-year program to annually provide $95,000 worth of computer hardware and software annually to schools, programs, community sites and other non-profit or public institutions in the Chicago area and $10,000 worth of training in computer skills annually at the Company's Schaumburg and Chicago Learning Centers for teachers and other community-based personnel to enable them to make the most effective use of the computer equipment. The Company has established an Ombudsman program to provide for the prompt investigation and impartial resolution of student complaints. The Company does not believe that the settlement will have a material adverse effect on the Company.

     On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998. Over the following two months, eight additional similar cases were filed in United States District Courts: two in the Central District of California; five in the Northern District of Illinois; and one in the Eastern District of Virginia. The complaints allege violations of the Securities Exchange Act of 1934, including allegations that the Company is experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also allege that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of the complaints were filed on behalf of classes of shareholders of Company Common Stock beginning as early as March 11, 1997 and ending as late as April 7, 1998. All of these shareholder lawsuits have been consolidated and transferred to the United States District Court for the Eastern District of Virginia, however, discovery has not yet commenced. The Company is unable to estimate the outcome of the matter or any potential liability.

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

     On May 19, 1998, a lawsuit was filed against the Company in the District Court of Harris County, Texas, on behalf of six former students of the Houston Learning Center. Subsequently, the complaint was amended to seek certification as a class action lawsuit and removed to the U.S. District Court for the Southern District of Texas, Houston Division. The complaint alleges, among other things, that the Company, at its Houston Learning Center, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated the Texas Deceptive Trade Practices Act. The Company is unable to estimate the outcome of the matter or any potential liability.

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

     There can be no assurance that additional legal proceedings will not be filed or that adverse action will not be initiated against the Company, either by attorneys general of various states, federal or state regulators, an accrediting organization, or other parties. Any such legal proceedings or adverse action could have a severe impact on the Company's business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES.

       Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's 1998 Annual Meeting of Stockholders was held on August 25, 1998. Represented, in person or by proxy were 14,568,868 shares, or approximately 83% of total shares outstanding. The following actions were taken:

     1. Election of two Class III Directors to serve until 2001 Annual Meeting of Stockholders. The two nominees, John L. Corse and Ralph W. Clark were elected by the following vote:

          NOMINEES            FOR        AGAINST    NON-VOTE
          --------         ----------   ---------   ---------
    Mr. Corse              14,534,208    34,660         0
    Mr. Clark              14,534,208    34,660         0

     2. To approve the Company's 1998 Stock Incentive Plan.

                              FOR        AGAINST    NON-VOTE
                           ----------   ---------   ---------
                           9,957,098    1,948,231   2,663,539

     3. Ratification of the selection by the Board of Directors of PriceWaterhouseCoopers, LLP as independent accountants for the current fiscal year.

                              FOR       AGAINST   NON-VOTE
                           ----------   -------   --------
                           14,541,615   14,030    13,223

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

     A list of exhibits required to be filed as part of this report is set forth in the Index to exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

     (b) REPORTS ON FORM 8-K

      REPORT DATE                                                        EVENT REPORTED
      -----------                                                        --------------
June 19, 1998                                   The Company reached agreement with the Attorney General of
                                                Illinois settling the litigation filed of March 10, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 1998
                                          COMPUTER LEARNING CENTERS, INC.

                                          By: /s/ CHARLES L. COSGROVE
                                            ------------------------------------
                                            Charles L. Cosgrove
                                            Vice President and Chief Financial
                                              Officer
                                            (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION                          PAGE NO. IN THIS FILING
-------                  -----------                          -----------------------
   3.1    Second Amended and Restated Certificate    Incorporated by reference to Exhibit 3.1
          of Incorporation of the Registrant, as     of the Registrant's report on Form 10-Q
          amended                                    for the quarter ended July 31, 1997 filed
                                                     September 9, 1997
   3.2    Amended and Restated Bylaws of the         Incorporated by reference to Exhibit 3.4
          Registrant                                 of the Registrant's Form S-1 Registration
                                                     Statement as amended, filed March 29,
                                                     1995 (No. 33-90716)(the "Form S-1")
   4.1    Form of Certificate for Shares of the      Incorporated by reference to Exhibit 4.1
          Registrant's Common Stock                  of the Form S-1
  10.1    Severance Agreement with Susan Luster      Page
  11.1    Statement re: Computation of Per Share     Page
          Earnings
  27      Financial Data Schedule                    Page