Form 10-Q
period 1998-10-31
COMPUTER LEARNING CENTERS INC
filed 1998-12-15
CIK 943206

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------


(MARK ONE)

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ----        OF THE SECURITIES ACT OF 1934



                      FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ----         OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM __________ TO __________.



                        COMMISSION FILE NUMBER: 0-26040

                                ---------------

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

                                 --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X         No
                                      ---           ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                 OUTSTANDING AT DECEMBER 10, 1998
         Common Stock, $.01 par value                               17,442,187

===============================================================================

                        COMPUTER LEARNING CENTERS, INC.

                                     INDEX


                                                                                                               PAGE
                                                                                                              NUMBER
                                                                                                              ------
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Statements of Operations................................................................           3
  Consolidated Balance Sheets..........................................................................           4
  Consolidated Statements of Cash Flows................................................................           5
  Notes to Consolidated Financial Statements...........................................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations........          12
Item 3.  Quantitative and Qualitative Disclosures about Market Risks...................................          22

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................          22
Item 2.  Changes in Securities.........................................................................          23
Item 3.  Defaults Upon Senior Securities...............................................................          24
Item 4.  Submission of Matters to a Vote of Security Holders...........................................          24
Item 5.  Other Information.............................................................................          24
Item 6.  Exhibits and Reports on Form 8-K..............................................................          24

SIGNATURES.............................................................................................          24

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       COMPUTER LEARNING CENTERS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                                       FOR THE                            FOR THE
                                                                     THREE-MONTH                         NINE-MONTH
                                                                     PERIOD ENDED                       PERIOD ENDED
                                                                     OCTOBER 31,                        OCTOBER 31,
                                                          ---------------------------------    ------------------------------
                                                                1998               1997              1998             1997
                                                          ---------------    ---------------   ---------------     ----------
Revenues.............................................          $37,076            $25,682          $108,405           $68,650
Costs and expenses:
     Costs of instruction and services                          24,707             14,413            68,551            37,940
     Selling and promotional.........................            5,515              4,018            15,985            11,032
     General and administrative......................            3,419              1,897            10,183             5,408
     Provision for doubtful accounts.................            2,540              1,321             6,555             3,314
     Amortization of intangible assets...............              141                 91               416               272
                                                               -------            -------          --------           -------
                                                                36,322             21,740           101,690            57,966
Income from operations...............................              754              3,942             6,715            10,684
Interest income, net.................................               36                341               455             1,054
Gain on sale of investment securities................               --                 --               279                --
                                                               -------            -------          --------           -------
Income before income taxes...........................              790              4,283             7,449            11,738
Provision for income taxes...........................              317              1,688             2,971             4,822
                                                               -------            -------          --------           -------
     Net income......................................          $   473            $ 2,595          $  4,478           $ 6,916
                                                               =======            =======          ========           =======

Earnings per share of common stock:

     Basic...........................................          $  0.03            $  0.16          $   0.26           $  0.44
                                                               =======            =======          ========           =======
     Diluted.........................................          $  0.03            $  0.15          $   0.25           $  0.41
                                                               =======            =======          ========           =======



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                          CONSOLIDATED BALANCE SHEETS

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      OCTOBER 31,             JANUARY 31,             OCTOBER 31,
                                                                          1998                   1998                    1997
                                                                      -----------             -----------             -----------
                                                                      (UNAUDITED)                                     (UNAUDITED)

ASSETS
Current assets:

     Cash and cash equivalents.................................    $         7,620        $         24,377         $         25,940
     Accounts receivable, net..................................             60,390                  48,114                   39,331
     Prepaid expenses and other current assets.................              8,358                   5,719                    5,771
                                                                   ---------------        ----------------         ----------------
          Total current assets.................................             76,368                  78,210                   71,042
                                                                   ---------------        ----------------         ----------------
Fixed assets, net..............................................             36,347                  25,199                   20,647
Long-term accounts receivable, net.............................              8,468                   7,330                    7,117
Other long-term assets.........................................              4,640                   4,532                    4,194
                                                                   ---------------        ----------------         ----------------
          Total assets.........................................    $       125,823        $        115,271         $        103,000
                                                                   ===============        ================         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Trade accounts payable....................................    $         2,665        $          1,574         $          2,406
     Accrued employee expenses.................................              1,674                   3,025                    2,688
     Accrued other expenses....................................              5,761                   6,519                    3,772
     Deferred revenues.........................................             55,786                  48,231                   41,583
                                                                   ---------------        ----------------         ----------------
          Total current liabilities............................             65,886                  59,349                   50,449
                                                                   ---------------        ----------------         ----------------
Long-term deferred revenues....................................              2,880                   3,713                    2,754
Other long-term liabilities....................................              2,423                   1,454                    1,092
                                                                   ---------------        ----------------         ----------------
          Total liabilities....................................             71,189                  64,516                   54,295
                                                                   ---------------        ----------------         ----------------

Stockholders' equity:

     Preferred stock, $.01 par value, 1,000,000
           authorized shares, no shares issued or
           outstanding.........................................                 --                      --                       --
     Common stock, $.01 par value, 35,000,000
          authorized shares; 17,442,187, 16,239,236
          and 16,031,088 shares issued and
          outstanding, respectively............................                174                     162                      160
     Additional paid-in capital................................             35,657                  34,525                   34,066
     Accumulated other comprehensive income....................                 12                     160                      143
     Retained earnings.........................................             18,791                  15,908                   14,336
                                                                   ---------------        ----------------         ----------------
          Total stockholders' equity...........................             54,634                  50,755                   48,705
                                                                   ---------------        ----------------         ----------------
          Total liabilities and stockholders' equity...........    $       125,823        $        115,271         $        103,000
                                                                   ===============        ================         ================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                   FOR THE NINE-MONTH
                                                                                                      PERIOD ENDED
                                                                                                      OCTOBER 31,
                                                                                        ----------------------------------------
                                                                                              1998                   1997
                                                                                        ----------------        ----------------
Cash flows from operating activities:
     Net income.....................................................................     $          4,478       $         6,916
     Adjustments to reconcile net income to cash (used for)
           provided by operating activities:

          Provision for doubtful accounts...........................................                6,555                 3,314
          Depreciation..............................................................                4,802                 2,821
          Amortization of intangible assets.........................................                  416                   272
          Deferred tax benefit......................................................                   --                  (752)
     Changes in net assets and liabilities:

          Accounts receivable.......................................................              (16,003)              (13,851)
          Prepaid expenses and other current assets.................................               (2,771)               (1,436)
          Long-term accounts receivable.............................................               (1,790)               (4,562)
          Other long-term assets....................................................                 (379)                 (160)
          Trade accounts payable....................................................                  302                   627
          Accrued employee expenses.................................................               (1,444)                  554
          Accrued other expenses....................................................               (1,756)                2,555
          Deferred revenues.........................................................                3,807                14,097
          Long-term deferred revenues...............................................                 (833)                1,412
          Other long-term liabilities...............................................                1,350                   310
                                                                                         ----------------       ---------------
               Cash (used for) provided by operating activities.....................               (3,266)               12,117
                                                                                         -----------------      ---------------
Cash flows from investing activities:
     Capital expenditures...........................................................              (14,391)              (13,897)
     Cash from acquired companies...................................................                  932                    --
                                                                                         ----------------       ---------------
               Cash used for investing activities...................................              (13,459)              (13,897)
                                                                                         ----------------       ---------------
Cash flows from financing activities:
     Repayments of long-term debt...................................................                 (518)                   --
     Exercise of stock options......................................................                  486                   770
                                                                                         ----------------       ---------------
               Cash (used for) provided by financing activities.....................                  (32)                  770
                                                                                         ----------------       ---------------
Net decrease in cash and cash equivalents...........................................              (16,757)               (1,010)
                                                                                         ----------------       ---------------
Cash and cash equivalents, beginning of period......................................               24,377                26,950
                                                                                         ----------------       ---------------
Cash and cash equivalents, end of period............................................     $          7,620       $        25,940
                                                                                         ================       ===============

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

                         COMPUTER LEARNING CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED,
                          EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1-  BASIS OF PRESENTATION:

      The interim consolidated financial statements of Computer Learning Centers, Inc. (the "Company" or "CLC") as of and for the three and nine months ended October 31, 1998 and 1997 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Pursuant to such rules and regulations, certain footnotes in the audited financial statements for fiscal year 1998 included in the Company's Annual Report on Form 10-K ("1998 Annual Report") have been omitted.

      These financial statements should be read in conjunction with the 1998 Annual Report as filed with the SEC. The Company's consolidated balance sheet as of January 31, 1998 was derived from the audited financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

2. - ACQUISITIONS:

      On February 17, 1998, the Company acquired Markerdowne Corporation ("Markerdowne") d/b/a Computer Learning Centers Paramus ("CLC Paramus"), a privately-held provider of information technology education and training based in Paramus, New Jersey. The acquisition, which qualified as a tax free reorganization, was accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The acquisition was completed by issuing 510,287 shares of CLC Common Stock in exchange for substantially all of the right, title and interest in the assets and assumption of substantially all of the liabilities of CLC Paramus. CLC Paramus had calendar 1997 annual revenues of approximately $6.7 million and served approximately 800 students. Current and prior years' financial statements were not restated due to the immateriality of Markerdowne to the Company. In connection with this acquisition, the Company incurred $292 of expenses related to certain legal and accounting fees, which are reflected in the fiscal 1999 results of operations.

      On February 20, 1998, the Company acquired Delta College, a Montreal, Quebec-based, privately-held provider of information technology education and training. The acquisition was accounted for as a pooling of interests in accordance with APB 16, and was completed by means of an exchange of all outstanding shares of Delta College for 548,408 shares of CLC Common Stock. Delta College reported revenues of approximately $6.7 million for its fiscal year ended June 30, 1997 and served approximately 800 students at three locations: Montreal, Laval and Brossard. Current and prior years' financial statements were not restated due to the immateriality of Delta College to the Company. In connection with this acquisition, the Company incurred $175 of expenses related to certain legal and accounting fees, which are reflected in the fiscal 1999 results of operations.

3. - ACCOUNTS RECEIVABLE:

       Student accounts receivable are initially established for the balance of course tuition at the time a student enrolls in the Learning Center and consist of financial aid, third-party and self-pay receivable balances. Financial aid receivables are student receivable balances expected to be paid through federal student financial assistance funds administered pursuant to Title IV of the Higher Education Act of 1965, as amended ("Title IV"). Third-party student receivable balances are those expected to be paid by employer companies or various

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


non-Title IV federal and state agencies. Self-pay student receivables consist of those amounts to be paid by the student. The Company makes available to qualifying students alternative financing arrangements ("CLC financing") which help fund their education. Dependent upon the creditworthiness of the individual, CLC financing may be offered to assist students with meeting their financial obligations related to attending CLC. The Company requires students receiving CLC financing to make regular monthly payments. Depending on the level of financing extended to students, payment plans offered generally range from six months to three years. All amounts due to the Company in periods beyond one year are classified as long-term receivables.

      When a student withdraws, tuition paid in excess of earned tuition revenues is refunded based on the applicable refund policy and tuition revenues earned in excess of tuition paid remains as an account receivable. Based on comparison to historical levels, the Company provides for estimated student withdrawals, as reductions to accounts receivable and related deferred revenue balances, thus stating these amounts at estimated net realizable value.

      Accounts receivable balances are reviewed no less frequently than quarterly for the purpose of determining appropriate levels of allowance for doubtful accounts. The Company establishes the allowance for doubtful accounts using an objective model which applies various expected loss percentages to aging categories based on historical bad debt experience. The Company writes off accounts receivable balances by recording a reduction in its allowance for doubtful accounts when they are deemed to be uncollectible (delinquent for more than 120 days). Any recoveries of previously written off accounts receivable are recorded as increases to the allowance for doubtful accounts.

      As of October 31, 1998 and 1997, net accounts receivable consisted of the following:


                                                                     OCTOBER 31, 1998
                                                   ----------------------------------------------------------
                                                       CURRENT             LONG TERM               TOTAL
                                                   --------------        ------------         ---------------
Accounts receivable........................        $       78,517        $     12,639         $       91,156
Student withdrawal allowance...............               (12,816)             (2,172)               (14,988)
Allowance for doubtful accounts............                (5,311)             (1,999)                (7,310)
                                                   --------------        ------------         --------------
                                                   $       60,390        $      8,468         $       68,858
                                                   ==============        ============         ==============


                                                                    OCTOBER 31, 1997
                                                   ----------------------------------------------------------
                                                       CURRENT             LONG TERM               TOTAL
                                                   --------------        ------------         ---------------
Accounts receivable........................        $      51,757         $      9,209         $      60,966
Student withdrawal allowance...............               (9,427)              (1,309)              (10,736)
Allowance for doubtful accounts............               (2,999)                (783)               (3,782)
                                                   -------------         ------------         -------------
                                                   $      39,331         $      7,117         $      46,448
                                                   =============         ============         =============

4.  - CREDIT FACILITY:

      Effective October 30, 1998, the Company increased its available credit facility from $8.5 million to $20.0 million. This credit facility consists of a revolving line of credit, with a convertible term loan component. The amount of the available term loan component was also increased from $2 million to $7 million and if used, would mature ratably over a five year period. Any outstanding amounts borrowed under the revolving line of credit are payable upon its termination in October 2000. The credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants including limitations on purchases and sales of assets. The Company is in compliance with all financial ratio requirements and covenants as of and for the period ended October 31, 1998.

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


5.  - EARNINGS PER SHARE:

      Earnings per share data have been calculated to reflect the provisions of SFAS No. 128. The details of the earnings per share calculations for the three and nine months ended October 31, 1998 and 1997 follow:


                                                                                                                    PER SHARE
                                                                          INCOME                   SHARES            AMOUNT
                                                                          ------                   ------           ---------
QUARTER ENDED OCTOBER 31, 1998

Earnings per share of common stock -- basic....................          $    473                17,331,159           $0.03
Dilutive securities:
     Stock options.............................................                --                   322,615              --
                                                                         --------                ----------           -----
Earnings per share of common stock -- diluted..................          $    473                17,653,774           $0.03
                                                                         --------                ----------           -----


                                                                                                                    PER SHARE
                                                                          INCOME                   SHARES            AMOUNT
                                                                          ------                   ------           ---------
QUARTER ENDED OCTOBER 31, 1997

Earnings per share of common stock -- basic....................        $     2,595               15,998,430           $0.16
Dilutive securities:
     Stock options.............................................                 --                1,041,650              --
                                                                       -----------               ----------           -----
Earnings per share of common stock -- diluted..................        $     2,595               17,040,080           $0.15
                                                                       -----------               ----------           -----


                                                                                                                    PER SHARE
                                                                          INCOME                   SHARES            AMOUNT
                                                                          ------                   ------           ---------
NINE MONTHS ENDED OCTOBER 31, 1998

Earnings per share of common stock -- basic....................        $     4,478               17,268,569           $0.26
Dilutive securities:
     Stock options.............................................                 --                  832,312              --
                                                                       -----------               ----------           -----
Earnings per share of common stock -- diluted..................        $     4,478               18,100,881           $0.25
                                                                       -----------               ----------           -----


                                                                                                                    PER SHARE
                                                                          INCOME                   SHARES            AMOUNT
                                                                          ------                   ------           ---------
NINE MONTHS ENDED OCTOBER 31, 1997

Earnings per share of common stock -- basic....................        $     6,916               15,818,870           $0.44
Dilutive securities:
     Stock options.............................................                 --                1,174,800              --
                                                                       -----------               ----------           -----
Earnings per share of common stock -- diluted..................        $     6,916               16,993,670           $0.41
                                                                       -----------               ----------           -----

6. - LITIGATION:

      On March 10, 1998, the Attorney General of Illinois ("AG") filed a complaint against the Company in Circuit Court in Cook County, Illinois, asserting that the Company had violated the Illinois Private Business and Vocational Schools Act and the Illinois Consumer Fraud and Deceptive Business Practices Act (the "Acts") at its Schaumburg Learning Center. The complaint alleged that the Company, at the Schaumburg Learning Center, failed to provide certain educational services and resources and misrepresented certain information respecting services, resources, occupational opportunities and student outcomes. The complaint sought suspension of the Schaumburg Center's charter to operate within Illinois, restitution to persons alleged to have been injured by the conduct of the Schaumburg Learning Center, costs, civil penalties totaling $100 for violations of the Acts and an additional civil penalty of $50 for each alleged violation of each of the Acts, committed with intent to defraud. On June 4, 1998, the Company timely filed an answer denying all of the material allegations set forth in the complaint.

      On June 8, 1998, the Company and the AG reached an agreement settling the litigation filed on March 10, 1998. As a result of the settlement, which was approved by the Circuit Court in Cook County, Illinois, the Company agreed to make a voluntary contribution of $90 to the AG's consumer education fund, establish a

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


four-year program to annually provide $95 worth of computer hardware and software to schools, programs, community sites and other non-profit or public institutions in the Chicago area and $10 worth of training in computer skills annually at the Company's Schaumburg and Chicago Learning Centers for teachers and other community-based personnel to enable them to make the most effective use of the computer equipment. The Company has fulfilled the first year of its agreement with the AG. The Company has also taken various measures required of it to comply with the agreement with the AG, including implementation of an ombudsman program and binding arbitration to resolve student complaints. Failure of the Company to comply with the terms of the agreement with the AG may give rise to a violation of the consent decree settling the lawsuit brought by the AG, which in turn may result in adverse action against the Company including suspension or termination of the Company's licenses to operate within Illinois and other sanctions. The loss of operating authority in Illinois could have a material adverse effect on the Company.

      On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998. Over the following two months, eight similar cases were filed in United States District Courts: two in the Central District of California; five in the Northern District of Illinois; and one in the Eastern District of Virginia. The complaints allege violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also allege that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of the complaints were filed on behalf of classes of shareholders of Company Common Stock beginning as early as March 11, 1997 and ending as late as April 7, 1998. All of these shareholder lawsuits have been consolidated and transferred to the United States District Court for the Eastern District of Virginia. Discovery has commenced and is scheduled to conclude on January 29, 1999. No trial date has been set. The Company is unable to estimate the outcome of the matter or any potential liability.

      On May 5, 1998, a class action lawsuit was filed against the Company in the Superior Court of New Jersey in Bergen County, New Jersey, on behalf of all students who attended a Learning Center in New Jersey within six years of May 5, 1998. The complaint alleges, among other things, that the Company, at its Learning Centers located in the state of New Jersey, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated the New Jersey Consumer Fraud Act. The Company is unable to estimate the outcome of the matter or any potential liability.

      On May 19, 1998, a lawsuit was filed against the Company in the District Court of Harris County, Texas, on behalf of six former students of the Houston Learning Center. Subsequently, the petition was amended to seek certification as a class action lawsuit and removed to the U.S. District Court for the Southern District of Texas, Houston Division. The complaint alleges, among other things, that the Company, at its Learning Centers located in the state of Texas, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated the Texas Deceptive Trade Practices Act. The Company is unable to estimate the outcome of the matter or any potential liability.

      On June 1, 1998, a lawsuit was filed against the Company in the District Court of Harris County, Texas, by seven former students who enrolled in the same class at the Houston Learning Center in March 1997. The petition alleges, among other things, that the Company, at its Houston Learning Center, failed to provide plaintiffs with certain educational services and resources, misrepresented certain information respecting

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


services, resources, occupational opportunities and student outcomes and violated the Texas Deceptive Trade Practices Act. The Company is unable to estimate the outcome of this matter or any potential liability.

      On September 29, 1998, a lawsuit was filed against the Company in the Superior Court of Los Angeles County, California, by two former students who enrolled at the Los Angeles Learning Center in February 1995. The complaint alleges, among other things, that the Company, at its Los Angeles Learning Center, failed to provide plaintiffs with certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated the California Education Code and the California Business and Professions Code. The Company is unable to estimate the outcome of this matter or any potential liability.

      On November 6, 1998, a lawsuit was filed against the Company in the District Court of Harris County, Texas, by six former students who enrolled in the same class at the Houston Learning Center. The petition alleges, among other things, that the Company, at its Houston Learning Center, failed to provide plaintiffs with certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated the Texas Deceptive Trade Practices Act. The Company is unable to estimate the outcome of this matter or any potential liability.

      The Company intends to defend itself vigorously in the above lawsuits; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company expects to incur significant legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on the Company's business, financial condition and results of operations.

7.  - REGULATORY MATTERS:

      Under the standards of financial responsibility of the U.S. Department of Education ("DOE"), if an institution's annual financial aid compliance audit or a review by another regulatory agency finds that the institution made refunds late (as defined by DOE regulation) to 5% or more of its students in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, on August 31, 1998, the Company posted a $1.5 million letter of credit with respect to all Learning Centers except Delta College, and the Somerville, Methuen and Paramus Learning Centers.

      The DOE reviewed the Company's administration of federal student financial aid programs at its Alexandria and Manassas Learning Centers, respectively. The DOE's report, issued in September 1998, contained numerous findings of noncompliance with DOE regulations. The Company has responded to each of the findings raised in the report and negotiations aimed at their resolution are continuing. The findings raised in this report do not affect the continued eligibility of any of the Company's Learning Centers to participate in federal student aid programs or the manner in which such funds are disbursed.

      The Maryland Higher Education Commission ("MHEC") and Texas Workforce Commission ("TWC") reviewed programs at the Company's Laurel, Maryland and Houston, Texas Learning Centers, respectively. In October 1998, the MHEC issued its report citing several findings of regulatory noncompliance. The TWC's reports, issued in October 1998, contains findings related to their investigation of student complaints at the Houston Learning Center. The Company is in the initial stages of resolving the findings resulting from these

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


reviews. In both of these states the Company has entered discussions with the respective state agency and does not anticipate that the actions taken by either state will jeopardize the licenses of either Learning Center.

      During the quarter ended October 31, 1998, the Company accrued $548 representing the estimated costs associated with resolving the findings included in its open regulatory matters. In regard to the Alexandria, Manassas and Houston Learning Center reviews, the Company does not believe that the resolution of the findings associated with these regulatory matters will have a severe impact on the Company. In regard to the Laurel Learning Center review, the Company is unable to estimate the outcome of this matter or any potential liability.

8.     - COMPREHENSIVE INCOME:

      The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income includes foreign currency translation adjustments, and net unrealized gains and losses on investments in equity securities. Total comprehensive income is summarized as follows:


                                                                  THIRD QUARTER                            NINE MONTHS
                                                                  -------------                            -----------
                                                             1998                1997                 1998              1997
                                                       ----------------    ----------------     ----------------    -------------
Net income..........................................     $     473             $  2,595           $    4,478          $  6,916
Reclassification - realized gain on securities
         held for investment........................           ---                  ---                 (160)              ---
Other comprehensive income..........................            14                    8                   12                31
                                                         ---------             --------           ----------          --------
Total comprehensive income..........................     $     487             $  2,603           $    4,330          $  6,947
                                                         =========             ========           ==========          ========

9.     - SUBSEQUENT EVENTS:

      Due to declines in the market value of the Company's Common Stock, as of December 14, 1998, most outstanding options under the Company's Long Term Incentive Plan and 1995 Stock Incentive Plan (the "Stock Plans") were exercisable at prices which substantially exceeded the market value of the Common Stock. In view of such declines in market value and in keeping with the Company's philosophy of utilizing equity incentives to motivate and retain qualified employees, the Board of Directors adopted amendments to regain the incentive intended to be provided by options to purchase shares of the Company's Common Stock. Under these amendments, stock options held on December 14, 1998, by optionees other than directors and executive officers, which were granted under the Stock Plans and which had an exercise price greater than $6.50 per share were amended to reduce their exercise price to $5.0625 per share, which was the closing price of the Company's Common Stock on December 14, 1998. The amended options have the same vesting provisions as the original options to which they relate except they will not be exercisable during the six-month period beginning December 14, 1998 and ending June 13, 1999. Options covering an aggregate of 212,800 shares of Common Stock were amended by this action.

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

RESULTS OF OPERATIONS

      The following table sets forth statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:


                                                        FOR THE THREE-MONTH
                                                     PERIOD ENDED OCTOBER 31,
                                               --------------------------------------
                                                     1998                1997
                                               ----------------    ----------------
Revenues....................................         100.0%               100.0%
Costs and expenses:
     Costs of instruction and services......          66.6                 56.1
     Selling and promotional................          14.9                 15.6
     General and administrative.............           9.2                  7.4
     Provision for doubtful accounts........           6.9                  5.1
     Amortization of intangible assets......           0.4                  0.4
                                                  --------             --------
                                                      98.0                 84.6
                                                  --------             --------
Income from operations......................           2.0                 15.4
Interest income.............................           0.1                  1.3
Gain on sale of investment securities.......            --                   --
                                                  --------             --------
Income before income taxes..................           2.1                 16.7
Provision for income taxes..................           0.8                  6.6
                                                  --------             --------
Net income..................................          1.3%                10.1%
                                                   =======              =======


                                                             FOR THE NINE-MONTH
                                                          PERIOD ENDED OCTOBER 31,
                                                 --------------------------------------------
                                                       1998                       1997
                                                 ----------------          ------------------
Revenues....................................           100.0%                    100.0%
Costs and expenses:
     Costs of instruction and services......            63.2                      55.2
     Selling and promotional................            14.8                      16.1
     General and administrative.............             9.4                       7.9
     Provision for doubtful accounts........             6.0                       4.8
     Amortization of intangible assets......             0.4                       0.4
                                                    --------                  --------
                                                        93.8                      84.4
                                                    --------                  --------
Income from operations......................             6.2                      15.6
Interest income.............................             0.4                       1.5
Gain on sale of investment securities.......             0.3                        --
                                                    --------                  --------
Income before income taxes..................             6.9                      17.1
Provision for income taxes..................             2.8                       7.0
                                                    --------                  --------
Net income..................................            4.1%                     10.1%
                                                     =======                   =======

THREE MONTHS ENDED OCTOBER 31, 1998 ("THIRD QUARTER OF 1998") COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1997 ("THIRD QUARTER OF 1997").

      Revenues increased 44% to $37.1 million in the third quarter of 1998 from $25.7 million in the third quarter of 1997 primarily due to the opening of six new Learning Centers since the beginning of the second quarter of 1997 and the growing popularity of the Company's higher tuition programs. In addition to the opening of the six new Learning Centers, the Company acquired Boston Education Corporation ("BEC") on December 23, 1997, Markerdowne on February 17, 1998, and Delta College on February 20, 1998, which added six Learning Centers. In the third quarter of 1998, these twelve new Learning Centers collectively contributed 83% of the total revenue growth.

      The number of students attending Learning Center programs as of the end of the quarter increased 37% to 11,629 in the third quarter of 1998 from 8,459 in the third quarter of 1997. In the third quarter of 1998, enrollments at Learning Centers opened more than two fiscal years ("same centers") decreased by 613 or 18% from the comparable period of the prior year while enrollments at Learning Centers opened or acquired during the last two fiscal years ("new centers"), increased by 1,369 from the comparable period of the prior year. Collectively, enrollments increased by 756 or 21% for the third quarter of 1998 versus the third quarter of 1997. When evaluating the enrollment growth above, the Company views all Learning Centers opened during the last two fiscal years as "new" in order to account for the start-up period inherent in new center openings.

      Accounts receivable (both long and short-term) net of reserves increased 48% year over year as compared to a 58% increase in revenue during the one-year period ending October 31, 1998. The larger percentage increase in revenue as compared to accounts receivable can be attributed to the following:

      When students enroll at CLC, accounts receivable are established for the balance of course tuition with a corresponding amount recorded as deferred revenue. While the accounts receivable balance may be paid at any time during the course, deferred revenue is recognized ratably as tuition revenue over the period of instruction, regardless of when accounts receivable are paid.

      Since accounts receivable balances increase immediately by the full unpaid tuition amount when students enroll, while tuition revenues are earned ratably over the period of instruction, there will not be a direct correlation between the percentage increases in tuition revenues (and correspondingly, deferred revenues) and in accounts receivable balances. This "lag" effect of revenues to receivables, is further pronounced during the initial operations of a new Learning Center since tuition revenues will be minimal when compared to corresponding accounts receivable balances. Additionally, Learning Centers in their second year of operations (those opened in fiscal 1998) contribute significantly to the lag effect due to the large levels of growth occurring in year two versus year one of operations. Conversely, in periods of declining enrollments of the larger and more established Learning Centers (as experienced in the twelve months ending October 31, 1998), the relative percentage of accounts receivable growth will decline faster than the relative percentage of revenue growth. The following summarizes the actual Learning Center openings and acquisitions for the last two fiscal years.


                                                                  FISCAL            FISCAL
         LEARNING CENTER OPENINGS/ACQUISITIONS                     1999              1998
       ----------------------------------------------------     ---------           -------
       First Quarter.......................................           5                --
       Second Quarter......................................           1                 2
       Third Quarter.......................................          --                 1
                                                                  -----
       Fourth Quarter......................................                             3
                                                                                   ------
                 Total.....................................           6                 6
                                                                  =====           =======

      Costs of instruction and services increased 71% to $24.7 million in the third quarter of 1998 from $14.4 million in the third quarter of 1997 due primarily to the direct costs necessary to support the increase in student population. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 66.6% in the third quarter of 1998 from 56.1% in the third quarter of 1997. This increase in cost of instruction and services as a percentage of revenue is primarily attributable to the start up of three Learning Centers since January 1998, lower enrollments during the third quarter of 1998 at several of the Company's more established Learning Centers, decreasing enrollment at Advantec Institutes as retail operations of their programs were phased-out, and increased expense profiles of acquisitions with respect to revenues generated at those Centers. Due to the start up period inherent in Learning Center open less than one year, the ratio of cost of instruction and services to revenues generated at those Centers typically is very high as fixed costs typically exceed revenues during their first year. Lower enrollments at some of the Company's more established Learning Centers resulted in a higher ratio of cost of instruction due to decreased revenues without a corresponding decrease in fixed costs.

      Selling and promotional expenses increased 37% to $5.5 million in the third quarter of 1998 from $4.0 million in the third quarter of 1997 due primarily to increased marketing and advertising necessary to support the growth in student enrollments. Selling and promotional expenses as a percentage of revenues decreased to 14.9% in the third quarter of 1998 from 15.6% in the third quarter of 1997 primarily due to increased efficiencies associated with the Company's marketing efforts, particularly those realized by the opening of new Learning Centers within established Learning Center markets.

      General and administrative expenses increased 80% to $3.4 million in the third quarter of 1998 from $1.9 million in the third quarter of 1997, primarily as a result of increased legal fees associated with regulatory reviews coupled with the establishment of a $548,000 regulatory operating reserve to provide for estimated obligations associated with various regulatory matters. Also contributing to this increase is increased staff at the Company's corporate offices to support the growth of the business. General and administrative expenses as a percentage of revenues increased to 9.2% in the third quarter of 1998 from 7.4% in the third quarter of 1997.

      Provision for doubtful accounts increased 92% to $2.5 million in the third quarter of 1998 from $1.3 million in the third quarter of 1997, primarily due to the increase in revenues of 44% and related accounts receivable balances. Provision for doubtful accounts as a percentage of revenues increased to 6.9% in the third quarter of

1998 from 5.1% in the third quarter of 1997. The Company attributes this increase to a shift in student enrollments to higher priced tuition programs, which typically have higher amounts of self-pay accounts receivable after application of available financial aid. The self-pay receivables have historically had lower collection rates than loans from traditional third-party lenders.

      Amortization of intangible assets equaled $141,000 in the third quarter of 1998 versus $91,000 in the third quarter of 1997. The increase in expense relates to the amortization of a non-compete agreement associated with the acquisition of Markerdowne.

      The Company realized net interest income of $36,000 in the third quarter 1998, compared to net interest income of $341,000 in the third quarter 1997. This decrease can be attributed to a decrease in interest generated from lower average invested cash balances.

NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1997

      Revenues increased 58% to $108.4 million for the nine months ended October 31, 1998 from $68.7 million for the comparable period of the prior year primarily due to an increase in enrollments at the Company's new centers and the growing popularity of the Company's higher tuition programs. For the nine months ended October 31,1998, the twelve new Learning Centers, opened or acquired, collectively contributed 67% of the total revenue growth.

      For the nine months ended October 31, 1998, enrollments at Learning Centers opened more than two fiscal years decreased by 1,177 or 13% from the nine months ended October 31, 1997 while enrollments at Learning Centers opened or acquired during the last two fiscal years increased by 3,194, contributing a collective 22% increase for the nine months ended October 31, 1998 versus the comparable period for the prior year. The number of students attending Learning Center programs as of October 31, 1998 increased 37% to 11,629 from 8,459 from the comparable period of the prior year.

      Costs of instruction and services increased 81% to $68.6 million for the nine months ended October 31, 1998 from $37.9 million for the comparable period of the prior year due primarily to the direct costs necessary to support the increase in student population. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 63.2% for the nine months ended October 31, 1998 from 55.2% for the comparable period of the prior year. This increase in cost of instruction and services as a percentage of revenue is primarily attributable to the start up of three Learning Centers since January 1998, lower enrollments during the period at several of the Company's more established Learning Centers, decreasing enrollment at Advantec Institutes as the retail operations were phased out, and increased expense profiles of acquisitions with respect to revenues generated at those Centers.

      Selling and promotional expenses increased 45% to $16.0 million for the nine months ended October 31, 1998 from $11.0 million for the comparable period of the prior year primarily due to increased marketing and advertising necessary to support the growth in student enrollments. Selling and promotional expenses as a percentage of revenues decreased to 14.8% for the nine months ended October 31, 1998 from 16.1% for the comparable period of the prior year primarily due to increased efficiencies associated with the Company's marketing efforts, particularly those realized by the opening of new Learning Centers within established Learning Center markets.

      General and administrative expenses increased 88% to $10.2 million for the nine months ended October 31, 1998 from $5.4 million for the comparable period of the prior year primarily as a result of increased legal and professional fees related to the settlement with the Illinois Attorney General, the establishment of a $548,000 operating reserve to provide for estimated obligations resulting from various regulatory matters, as well as expenses related to the acquisitions of Markerdowne and Delta College. Collectively, these expenses amounted to approximately $4.4 million or 92% of the $4.8 million increase in general and administrative expenses incurred during the nine months ended October 31, 1998 versus the comparable period from the prior year.

General and administrative expenses as a percentage of revenues increased to 9.4% for the nine months ended October 31, 1998 from 7.9% for the comparable period of the prior year.

      Provision for doubtful accounts increased 98% to $6.6 million for the nine months ended October 31, 1998 from $3.3 million for the comparable period of the prior year primarily due to the increase in revenues of 58% and related accounts receivable balances. Provision for doubtful accounts as a percentage of revenues increased to 6.0% for the nine months ended October 31, 1998 from 4.8% for the comparable period of the prior year. The Company attributes this increase to a shift in student enrollments to higher priced tuition programs, which typically have higher amounts of self-pay accounts receivable after application of available financial aid. The self-pay receivables have historically had lower collection rates than loans from traditional third-party lenders.

      Amortization of intangible assets equaled $416,000 for the nine months ended October 31, 1998 versus $272,000 for the comparable period of the prior year. This increase relates to amortization of a non-compete agreement associated with the acquisition of Markerdowne.

      The Company realized net interest income of $455,000 for the nine months ended October 31, 1998 versus $1,054,000 for the comparable period of the prior year primarily due to a decrease in interest generated from lower average invested cash balances.

      During the nine months ending October 31, 1998, the Company realized a gain of $279,000 from the sale of investment securities. The securities were obtained in November 1995 pursuant to a demutualization of the Company's health insurance carrier.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents decreased by approximately $16.8 million for the nine-month period ended October 31, 1998. Cash generated from operations for the nine months ended October 31, 1998 compared to the prior year period decreased by approximately $15.4 million primarily due to lower net income resulting from higher costs of instruction and services and administrative expenses. Cash used in operations has also increased due to prepayments of federal and state taxes and timing differences between revenue recognition and related cash receipts.

      Effective October 30, 1998, the Company increased its available credit facility from $8.5 million to $20.0 million. This credit facility consists of a revolving line of credit, with a convertible term loan component. The amount of the available term loan component was also increased from $2 million to $7 million and if used, would mature ratably over a five year period. Any outstanding amounts borrowed under the revolving line of credit are payable upon its termination in October 2000. The credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants including limitations on purchases and sales of assets. The Company is in compliance with all financial ratio requirements and covenants as of and for the period ended October 31, 1998.

      The Company continuously reviews its cash flow, and seeks strategies to provide favorable returns on its capital. In evaluating the Company's anticipated capital needs and cash resources, the Company's Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company's common stock over a two year period ending August 31, 2000. As of November 30, 1998, the Company had not purchased any stock under this program.

      The Company believes its available cash on hand, cash provided by operating activities and existing lines of credit will be sufficient to meet the Company's cash requirements for at least the next twelve months. Thereafter, the Company will continue to evaluate all sources of capital available to it, including bank financing and additional equity or debt offerings, to satisfy ongoing working capital and capital expenditure requirements.

U.S. DEPARTMENT OF EDUCATION ("DOE") REGULATION AND REVIEW

      Under the standards of financial responsibility of the DOE, if an institution's annual financial aid compliance audit or a review by another regulatory agency finds that the institution made refunds late to 5% or more of its students in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, on August 31, 1998, the Company posted a $1.5 million letter of credit with respect to all Learning Centers except Delta College, and the Boston and Paramus Learning Centers.

      On September 14, 1998, the Company received a program review report from the DOE on the DOE's program review of the administration of the federal student financial assistance programs by the Company's Alexandria and Manassas Learning Centers for the period July 1, 1996 through June 30, 1998. The report raised a number of issues, including the schools' attendance policies and attendance tracking system, measurement of students' academic progress through their programs, timeliness of student refunds, disbursement of financial aid to individual students who did not satisfy all relevant eligibility criteria, and the schools' overall administrative capability. The report admonished the Company that the appearance of the same findings in subsequent reviews of the Alexandria and Manassas Learning Centers could give rise to adverse action against those Learning Centers but did not refer those Learning Centers for further proceedings based on this review. The Company has responded to all of the findings in the program review report, agreeing with certain findings and disagreeing with others. The Company and the DOE are currently in negotiations in an effort to resolve this matter. If the Company and the Department do not reach agreement on any or all of the issues cited in the report, the matter may, at the Company's request, be presented to a DOE administrative judge, who will review the facts and law and make a finding respecting institutional monetary liability, if any. That finding may in turn be appealed by either the Company or the DOE to the Secretary of Education. The decision of the Secretary constitutes final action by the DOE, and may be further appealed by the Company in federal court. The Company does not believe the resolution of the report, whether by negotiations or through administrative adjudication, will have a material adverse effect on the Company as a whole.

REAUTHORIZATION OF THE HIGHER EDUCATION ACT OF 1965, AS AMENDED ("HEA")

       In October 1998, the U.S. Congress enacted legislation extending the HEA, the federal law that authorizes the Title IV Programs, until September 30, 2004. This legislation, most of the relevant provisions of which became effective October 1, 1998, reauthorized all of the Title IV Programs in which the Company's Learning Centers participate. Although in general all of the material program provisions and requirements remain in the same form and funding was authorized at the same or higher levels, the legislation did make certain changes in the Title IV Programs of potential relevance to the Company. Chief among these is an increase in the adverse effect of high student loan default rates on schools, an increase in the amount of revenues an institution may derive from the Title IV Programs from 85% to 90%, therefore allowing a slightly higher reliance on Title IV support, and revisions to the process for recertifying an institution's participation in the Title IV Programs following a change of ownership or control so that the DOE may allow an institution to continue uninterrupted participation in the Title IV Programs provided it meets certain substantive and procedural requirements.

STUDENT LOAN DEFAULTS

      Under the HEA, an educational institution may lose its eligibility to participate in some or all Title IV Programs if defaults on the repayment of student loans guaranteed or provided by the federal government exceed certain rates. Any institution that is determined to have cohort default rates ("CDR") equal to or exceeding 25% for three consecutive federal fiscal years is subject to immediate loss of eligibility to participate in the Federal Family Education Loan ("FFEL"), Federal Direct Loan ("FDL") and Pell Grant programs for the remainder of the federal fiscal year in which the DOE makes such determination and the subsequent two federal fiscal years. Furthermore, an institution whose CDR on FFEL or FDL loans for any federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated.

      In October 1998, the DOE notified the Company of the Learning Centers' Fiscal Year 1996 CDRs for the FFEL and FDL programs. The 1996 CDRs are calculated on the basis of the number of students who entered repayment on their federal student loans during the federal fiscal year ended September 30, 1996 and defaulted on those loans by September 30, 1997. None of the Company's Learning Centers received a 1996 CDR of 25% or more. Based on the official data received from the DOE, the Company has calculated that the weighted average 1996 CDR for all of its U.S.-based Learning Centers was 15.5%. All Learning Centers, regardless of their cohort default rates, have adopted default management plans.

STATE AUTHORIZATION AND ACCREDITATION

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

      On October 21, 1998, the Maryland Higher Education Commission ("MHEC") issued a Notice of Deficiencies (the "Notice") regarding the Company's Laurel Learning Center. The Notice questioned certain practices of the Laurel Center, notably in the area of admissions testing, proposed various corrective actions to be taken by the Laurel Learning Center regarding record-keeping and other policies and procedures, and proposed various refunds to be made to certain former students. The Notice also directed the Laurel Center to suspend certification of certain veterans education benefits for newly enrolling students, and proposed administrative fines totaling $80,000. On November 10, 1998, the Company timely appealed the Notice and has entered into discussions with MHEC staff aimed at resolving the matter. If the Company and the MHEC staff do not reach agreement on any or all of the issues cited in the report, the matter will be heard by the full MHEC Commission, which will review the facts and law and make a finding. That finding may in turn be judicially appealed by the Company. The Company is unable to estimate the outcome of this matter or any potential liability.

      On October 29, 1998, the Texas Workforce Commission ("TWC") issued three separate complaint investigation reports regarding complaints submitted to TWC by a total of seven former students at the Houston Learning Center. The reports concluded that certain of the complaints made by these students were substantiated and others were not substantiated. Respecting the complaints which the TWC investigators reported as substantiated, the reports proposed, among other things, that various corrective actions be taken and that various refunds be made to certain students, including but not limited to the named complainants. The TWC also notified the Houston Learning Center that it would not act on new program approval requests until the issues raised in the reports are resolved to TWC's satisfaction. The Company has entered into discussions with TWC staff aimed at resolving the matter. If the Company and TWC staff do not reach agreement on any or all of the issues cited in the report, the TWC may initiate action against the Houston Learning Center respecting its authority to operate or seek to impose restrictions on its operation, and may impose a monetary fine. Any such action would be subject to administrative and judicial review in accordance with the provisions of applicable Texas law. The Company does not believe the resolution of the report, whether by negotiations or through administrative adjudication, will have a material adverse effect either on the Houston Learning Center or on the Company as a whole.

      The loss of state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its accreditation and would have a material adverse effect on the Company.

      Accreditation by an accrediting agency recognized by the DOE is required in order for an institution to become and remain eligible to participate in the Title IV Programs. In addition, most states require institutions operating therein to become and continue to be accredited as a condition of continuing state authorization, particularly with regard to the issuance of degrees. All of the Company's Learning Centers are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS"), which is an accrediting agency recognized by the DOE. Seven of the twenty-three U.S.-based Learning Centers are due for renewal of accreditation during fiscal 1999. The loss of accreditation by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain accreditation would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its state authorization and would have a material adverse effect on the Company.

HEIGHTENED CASH MONITORING

      On April 6, 1998, the Company was notified by the DOE that, based upon DOE's monitoring of recent litigation involving the Company and certain student complaints lodged against the Company, it placed all Learning Centers on a "heightened cash monitoring status." This status allows all Learning Centers to continue to receive federal student financial assistance funds so long as the funds requested are drawn after they have been credited to student accounts and CLC subsequently provides evidence of such credit and other supporting information to DOE. The DOE does not consider "heightened cash monitoring status" to represent either an adverse or punitive action. This action by DOE does not have any continuing effect on the availability or timing of financial assistance to the Company's students, nor does it have a material effect on the Company's cash flow or operating results.

CANADIAN REGULATION

      Students who are residents of the province of Quebec are eligible to receive loans and bursaries ("grants") from the Quebec Loans and Bursaries Program ("QLBP"). Under the QLBP, student financial assistance is initially provided in the form of a loan. Delta College (the "Company"), is subject to the Act Respecting Private Education ("ARPE") in Quebec. In accordance with ARPE, in order to operate a private educational institution, the Company must hold a permit issued by the Quebec Minister of Education (the "QME") for the institution itself and for the educational services to be provided. The QME will issue the permit after consulting with the Commission Consultative de l'Enseignement Prive (the "Commission") concerning the particular institution and the educational services to determine if such institution and services meet certain qualifying conditions. Permits cannot be transferred without the written authorization of the QME, and any entity holding a permit must advise the QME of any consolidation, sale or transfer affecting such entity. Prior to any action, the QME, after consultation with the Commission, has the authority to modify or revoke a permit where the holder of the permit, among other things: does not comply with the conditions, restrictions or prohibitions relating to the institution or, is about to become insolvent. Prior to any action, the QME must provide the institution with an opportunity to present its views before revoking a permit. Given that the QME periodically revises its regulations and other requirements and changes its interpretations of existing laws and regulations, there can be no assurance that the QME will agree with the Company's understanding of each requirement of the QME.

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

      The legislative and regulatory requirements related to student financial assistance programs in Quebec have recently changed. Effective May 1, 1999, the amount of financial assistance a student is eligible for could be less than the amount of financial assistance historically received. For students that have a remaining tuition balance not funded by Quebec's financial assistance programs, the Company may make available to qualifying students alternative financing arrangements to help fund their education. This change in regulation may affect the eligibility for student financial assistance of the students attending Delta College, which in turn, could materially adversely affect the Company's business, results of operations and financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following factors, among others, including without limitation those set forth below under the caption "Part II Item 1 - Legal Proceedings", could cause actual results to differ materially from those contained in forward looking statements made in this Report on Form 10-Q and presented elsewhere by management from time to time.

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

      As educational institutions that participate in various federal and state financial aid programs, the Company and the Learning Centers are subject to extensive governmental regulation. In particular, the HEA, and the regulations promulgated thereunder, subject the Company, the Learning Centers and all other higher education institutions eligible to participate in the Title IV Programs to significant regulatory scrutiny. The termination or material limitation of the ability of the Company or any of the Learning Centers to participate in the Title IV Programs would have a material adverse effect on the Company.

      Because certain statutory and regulatory provisions impose significant requirements on the Company and the Learning Centers and because the agencies administering these regulations have not in all instances fully developed administrative interpretations of certain of the statutory and regulatory provisions, it is not clear how such requirements will be applied and interpreted. In addition, changes in or new interpretations of the HEA, its implementing regulations or other applicable laws, rules or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities or costs of doing business of the Company or one or more of the Learning Centers. The failure to maintain or renew any required regulatory approvals, accreditations or authorizations by the Company or any of the Learning Centers would have a material adverse effect on the Company.

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

      Because of the control position of the General Atlantic Entities, any disposition of CLC's Common Stock by the General Atlantic Entities or issuance of stock by the Company that results in a loss of control by the General Atlantic Entities may have material adverse consequences for the Company under applicable federal and state regulations and accrediting agency requirements, including potential loss of eligibility to participate in the Title IV Programs. Upon a change of ownership resulting in a change in control of the Company, as defined in the HEA and the DOE's regulations, each Learning Center could lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while they apply to regain eligibility, with the loss of a portion, or all, of their Title IV funding during the reapproval period. The October 1998 revisions to the HEA provide that the DOE may, but is not required, to allow an institution to continue uninterrupted participation in the Title IV Programs on a provisional basis if it meets certain substantive and procedural requirements, but the DOE has not yet indicated how it will implement this provision. A change of control also would have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Learning Centers.

      The HEA and the DOE's regulations include the sale of a controlling interest of common stock of an institution or its parent corporation in the definition of a change of control. For a publicly traded corporation, DOE regulations specify that a change of control occurs when an event takes place that gives rise to the obligation to file a report on Form 8-K with the Securities and Exchange Commission reporting a change of control. Most states and accrediting agencies have similar requirements, but they do not uniformly define a change of control. If the Company experiences a change of control under the DOE's standards and a material number of its Learning Centers lose access to Title IV Program funding for an extended period, it would have a material adverse effect on the Company.

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

DEPENDENCE UPON KEY EMPLOYEES

      The Company's success depends to a significant extent upon the continued service of its executive officers and other key personnel. None of the Company's executive officers or key employees, other than the Chief Executive Officer, the Chief Financial Officer and the Vice President of Operations are subject to an employment or non-competition agreement. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

YEAR 2000 COMPLIANCE

      The Year 2000 computer issue (commonly referred to as "Y2K") exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical information incorrectly. The Company does not expect to incur any significant expenditure related to the Y2K problem with its primary information systems.

      Although the Company does not anticipate it will be affected by Y2K problems in its own systems, it may be adversely affected by Y2K problems of its vendors, banking and governmental relationships, as well as the Company's leased facilities. The Company is currently in the assessment phase of evaluating the readiness of its significant suppliers, business partners, banks, and government agencies to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Y2K issues. The Company's operations and liquidity largely depend upon the federal student funding provided by Title IV Programs for its students. Processing of applications for this funding is handled by the DOE's computer systems. The DOE has stated that its systems will be Y2K compliant in early calendar year 1999 and that various schools will be able to run tests of the remediated systems during the first half of calendar year 1999; however, the Company is unable to independently assess the DOE's progress to date and no test dates have been announced yet. Any prolonged interruption would have a material adverse impact on the education industry and, accordingly, upon the Company's business, results of operations, liquidity and financial condition.

      The Company believes that the most reasonably likely worst case scenario for the Y2K issue would be that the third parties with whom it has relationships would cease or not successfully complete their Y2K remediation efforts. If this were to occur, the Company would encounter disruptions to its business that could have a severe impact on its results of operations. The Company could be severely impacted by widespread economic or financial market disruption or by Y2K computer system failures at the DOE.

       To date the Company's remediation costs associated with the Y2K problem have not been material, nor does the Company expect to incur any material costs in the future with respect to its own readiness. The Company is in the process of developing an appropriate contingency plan in the event that it should suffer business interruptions due to Y2K problems with third parties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

      Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

      On March 10, 1998, the Attorney General of Illinois ("AG") filed a complaint against the Company in Circuit Court in Cook County, Illinois, asserting that the Company had violated the Illinois Private Business and Vocational Schools Act and the Illinois Consumer Fraud and Deceptive Business Practices Act (the "Acts") at its Schaumburg Learning Center. The complaint alleged that the Company, at the Schaumburg Learning Center, failed to provide certain educational services and resources and misrepresented certain information respecting services, resources, occupational opportunities and student outcomes. The complaint sought suspension of the Schaumburg Center's charter to operate within Illinois, restitution to persons alleged to have been injured by the conduct of the Schaumburg Learning Center, costs, civil penalties totaling $100,000 for violations of the Acts and an additional civil penalty of $50,000 for each alleged violation of each of the Acts, committed with intent to defraud. On June 4, 1998, the Company timely filed an answer denying all of the material allegations set forth in the complaint.

On June 8, 1998, the Company and the AG reached an agreement settling the litigation filed on March 10, 1998. As a result of the settlement, which was approved by the Circuit Court in Cook County, Illinois, the Company agreed to make a voluntary contribution of $90,000 to the AG's consumer education fund, establish a four-year program to annually provide $95,000 worth of computer hardware and software to schools, programs, community sites and other non-profit or public institutions in the Chicago area and $10,000 worth of training in computer skills annually at the Company's Schaumburg and Chicago Learning Centers for teachers and other community-based personnel to enable them to make the most effective use of the computer equipment. The Company has fulfilled the first year of its agreement with the AG. The Company has also taken various measures required of it to comply with certain operational and reporting requirements set forth in its agreement with the AG, including implementation of an ombudsman program and binding arbitration to expeditiously review and resolve student complaints. Failure of the Company to comply with the terms of the agreement with the AG may give rise to a violation of the consent decree settling the lawsuit brought by the AG, which in turn may result in adverse action against the Company including suspension or termination of the Company's licenses to operate within Illinois and other sanctions. The loss of operating authority in Illinois could have a material adverse effect on the Company.

      On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998. Over the following two months, eight additional similar cases were filed in United States District Courts: two in the Central District of California; five in the Northern District of Illinois; and one in the Eastern District of Virginia. The complaints allege violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also allege that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of the complaints were filed on behalf of classes of shareholders of Company Common Stock beginning as early as March 11, 1997 and ending as late as April 7, 1998. All of these shareholder lawsuits have been consolidated and transferred to the United

States District Court for the Eastern District of Virginia. Discovery has commenced and is scheduled to conclude on January 29, 1999. No trial date has been set. The Company is unable to estimate the outcome of the matter or any potential liability.

      On May 5, 1998, a class action lawsuit was filed against the Company in the Superior Court of New Jersey in Bergen County, New Jersey, on behalf of all students who attended a Learning Center in New Jersey within six years of May 5, 1998. The complaint alleges, among other things, that the Company, at its Learning Centers located in the State of New Jersey, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated the New Jersey Consumer Fraud Act. The Company is unable to estimate the outcome of the matter or any potential liability.

      On May 19, 1998, a lawsuit was filed against the Company in the District Court of Harris County, Texas, on behalf of six former students of the Houston Learning Center. Subsequently, the petition was amended to seek certification as a class action lawsuit and removed to the U.S. District Court for the Southern District of Texas, Houston Division. The complaint alleges, among other things, that the Company, at its Learning Centers, located in the state of Texas, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated the Texas Deceptive Trade Practices Act. The Company is unable to estimate the outcome of the matter or any potential liability.

      On June 1, 1998, a lawsuit was filed against the Company in the District Court of Harris County, Texas, by seven former students who enrolled in the same class at the Houston Learning Center in March 1997. The petition alleges, among other things, that the Company, at its Houston Learning Center, failed to provide plaintiffs with certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated the Texas Deceptive Trade Practices Act. The Company is unable to estimate the outcome of this matter or any potential liability.

      On September 29, 1998, a lawsuit was filed against the Company in the Superior Court of Los Angeles County, California, by two former students who enrolled at the Los Angeles Learning Center in February 1995. The complaint alleges, among other things, that the Company, at its Los Angeles Learning Center, failed to provide plaintiffs with certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated the California Education Code and the California Business and Professions Code. The Company is unable to estimate the outcome of this matter or any potential liability.

      On November 6, 1998, a lawsuit was filed against the Company in the District Court of Harris County, Texas, by six former students who enrolled in the same class at the Houston Learning Center. The petition alleges, among other things, that the Company, at its Houston Learning Center, failed to provide plaintiffs with certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated the Texas Deceptive Trade Practices Act. The Company is unable to estimate the outcome of this matter or any potential liability.

      The Company intends to defend itself vigorously in the above lawsuits; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company expects to incur significant legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on the Company's business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

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

Date: December 15, 1998

                                        COMPUTER LEARNING CENTERS, INC.

                                        By: /s/ CHARLES L. COSGROVE
                                           ----------------------------
                                               Charles L. Cosgrove
                                               Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer)

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER        DESCRIPTION                                     PAGE NO. IN THIS FILING
--------------    -----------                                     -----------------------
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