Form 10-K405
period 1999-01-31
COMPUTER LEARNING CENTERS INC
filed 1999-05-03
CIK 943206

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

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-26040

                        COMPUTER LEARNING CENTERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      36-3501869
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
           11350 RANDOM HILLS ROAD,                                22030
                  SUITE 240,                                     (ZIP CODE)
           FAIRFAX, VIRGINIA 22030
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (703) 359-9333
                    (TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

     Aggregate market value of the voting stock held by non affiliates of the Registrant based on the last sale price for such stock at April 26, 1999:
                                  $79,812,958

     Number of shares of Common Stock, $.01 par value, outstanding at April 26, 1999.

                                   17,493,251
                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COMPUTER LEARNING CENTERS, INC.
                                   FORM 10-K
                                     INDEX

                                     PART I

Item 1.   Business....................................................     3
Item 2.   Properties..................................................    19
Item 3.   Legal Proceedings...........................................    20
Item 4.   Submission of Matters to a Vote of Security Holders.........    21

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    22
Item 6.   Selected Financial Data.....................................    23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results
          of Operations...............................................    24
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    34
Item 8.   Consolidated Financial Statements and Supplementary Data....   F-1
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and
          Financial Disclosure........................................   I-1

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........   I-1
Item 11.  Executive Compensation......................................   I-2
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   I-2
Item 13.  Certain Relationships and Related Transactions..............   I-2

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   I-6

Signatures............................................................   S-1

                                     PART I

ITEM 1.  BUSINESS

     Computer Learning Centers, Inc. ("CLC" or the "Company") provides information technology and computer-related education and training. The Company designs programs and courses to meet current information technology education needs, offering instruction in rapidly growing technologies such as client/ server, databases, networking and object-oriented programming. Through its accredited career programs, the Company offers associate degrees and non-degree diplomas in six primary areas of study to adults seeking entry-level jobs in information technology including: business applications; electronics, systems and hardware; programming; networking; information technology support; and business applications with networking.

     The Company enrolled approximately 14,300 new students in fiscal year 1999 at its twenty-seven Learning Centers in the United States and Canada. Excluding the fiscal 1999 acquisitions of three existing campuses at Paramus, NJ, and Montreal and Laval, Quebec, the Company opened four new Learning Centers in fiscal 1999 at South Plainfield, NJ, Pittsburgh, PA, Brossard, Quebec, and Henderson, NV. The Company's Canadian Learning Centers consist of three campuses located in and around Montreal, Quebec, and collectively operate under the name of Delta College, Inc. ("CLC Delta").

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

THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

     The rapidly growing role of information technology in business and government organizations is creating a significant and increasing demand for information technology education and training. The factors driving this growth in demand include the following:

     - Information technology is evolving rapidly, often requiring those already skilled in the field to learn new technologies or broaden their understanding of existing applications. Examples include the widespread migration by businesses from mainframe computer systems to client/server architectures and from conventional software technologies to more contemporary approaches, such as relational databases, groupware and object-oriented programming.

     - As corporate and government restructuring continues and employers seek to improve productivity, an increasing number of functions are being automated. As a result, corporate and government organizations need to educate and train existing employees and displaced workers in a broader range of software applications and other information technology skills.

     - According to the U.S. Department of Education, the number of students graduating from high school is expected to increase by approximately 9% from 1999 to 2007. This growth will enlarge the pool of candidates for career-oriented education and training, including education and training in information technology skills.

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

THE CLC APPROACH

     The Company has designed a series of programs it believes are uniquely suited to meet the information technology education and training needs of adults pursuing information technology-related careers. The Company's traditional career programs are designed to meet the needs of adult students in a number of ways. The focused nature of each program of study enables full-time students to complete their education and training and enter the work force in as little as 8 to 17 months, while maintaining eligibility for financial aid programs. CLC's program schedules are designed to accommodate its students' need for flexibility through programs offered in modular formats with new program start dates each month and convenient morning, afternoon and evening hours. Each Learning Center is equipped with up-to-date computer hardware and software for students' in-class use, and each program requires students to spend at least 50% of their in-school time working directly on a computer. Learning Center faculty members generally have direct experience working in the information technology industry, enabling them to provide students with useful career-related insights and guidance in connection with education and training. Finally, CLC provides its students with job placement assistance, including assistance with resume writing, interview preparation and employment searches for recent graduates and alumni.

BUSINESS STRATEGY

     The Company's objective is to strengthen and expand its position as one of the leading providers of information technology education and training programs for adults. To achieve this objective, the Company employs the following key strategies:

     Establish New Learning Centers. The Company continues to increase the number of its Learning Centers throughout the United States. The expansion includes opening new Learning Centers in areas of the country that the Company currently serves, establishing Learning Centers in new geographical areas, including Canada, and possibly acquiring organizations that offer attractive opportunities to further strengthen the business. The Company acquired three existing campuses and opened four Learning Centers in fiscal year 1999. The Company intends to open at least two Learning Centers in fiscal year 2000.

     Increase Availability of Associate Degree Programs. The Company currently offers associate degree programs at nine Learning Centers. The Company intends to increase the number of its Learning Centers that offer degree-granting programs in order to broaden available programs and increase student enrollments.

     Develop New Programs/Enhance Existing Programs. The Company capitalizes on new market opportunities by monitoring changes in the information technology industry and developing new education and training programs or enhancing current offerings in response to those changes. The Company is currently evaluating programs or program enhancements in Internet related technologies. The Company maintains relationships with a wide network of employers who provide the Company with data on trends related to computer and information technology skills.

     Improve Student Outcomes. The Company seeks to continuously improve the retention and placement rates at its Learning Centers by providing extensive academic services and placement assistance. The Company offers tutoring, academic counseling and other services to its students to help them complete their programs of study. In addition, the Company helps students prepare resumes, conduct employment searches and sharpen interviewing skills through its Graduate Placement Services Resource Centers.

CAREER PROGRAMS

     The Learning Centers offer comprehensive career programs of study in six areas of information technology including: business applications; electronics, systems and hardware; programming; networking; information technology support; and business applications with networking. Each career program is designed to teach the comprehensive information technology skills required to obtain an entry-level job in the targeted information technology field. The Company offers career programs that allow students to receive either a diploma or a degree. Each diploma program generally follows a standard format ranging in length from 8 months for full-time students to 17 months for part-time students. Nine Learning Centers offer associate degree programs in computer electronics, information technology and network support; computer systems and networking technology; client/server; computer applications and network administration; and computer programming. These associate degree programs combine the curricula from a diploma program with state-mandated general education requirements and additional advanced material to create 17-month (full-time) or 34-month (part-time) programs. Associate degree program curricula are generally uniform across all Learning Centers and are typically offered in morning or afternoon sessions depending on market demand.

     Career programs are delivered year-round in a modular format that are generally provided with monthly start dates and allows students to complete their education in less time than the Company believes is possible at many other institutions. Each program consists of 8 to 17 modules, with each module lasting approximately one month for full-time students and consisting of a single course with an intensive and focused format. Full-time students typically attend classes for approximately five hours per day, five days per week, with sessions available three evenings per week for part-time students.

     In CLC's career programs, students spend at least 50% of their time in computer labs performing hands-on workplace simulations and their remaining time in classrooms attending lectures and participating in group discussions. Each module is delivered according to an outline and instructor's guide that links appropriate textbooks together with visual aids and lab activities to achieve a specific set of student performance outcomes and proficiencies. To foster a professional work environment, the Company requires that students attend classes wearing business attire. The Company designs and updates curricula to meet current information technology industry standards, offering instruction in widely-used computer applications and information technologies to provide students with marketable skills. In addition, the Company regularly evaluates its curricula and eliminates those elements relating to technologies that have become obsolete or offer significantly fewer or less attractive job opportunities for graduates.

     The primary focus of each career program is to prepare students for employment in their fields of study upon graduation. Graduates of the business applications and networking programs have obtained employment as PC specialists, help desk administrators and executive, technical and accounting support personnel. Graduates of the electronics, systems and hardware program, have obtained employment as technicians in computer support and network installation and as specialists in the repair of commercial and industrial data processing equipment. The Company's programming curriculum prepares graduates for employment as computer programmers, database administrators and systems analysts. The networking program is designed to prepare students to obtain employment as network administrators, engineers and systems analysts. Graduates of the information technology support program have obtained employment as computer support specialists, help desk operators, and user support analysts.

     Tuition is fixed at the time of a student's initial enrollment, and varies among U.S. Learning Centers based on local market conditions. At January 31, 1999, tuition ranged from $8,820 to $16,795 for diploma programs and from $17,250 to $22,995 for associate degree programs.

CURRICULUM CRITERIA, REVIEW AND DEVELOPMENT

     The Company has established specific criteria for its programs. Each career program is designed to prepare students for information technology-related entry-level jobs. Career programs are designed to engage adult students by employing hands-on teaching methods; train students in computer technology widely used in the work place; respond to market requirements and train students to satisfy those requirements; and optimize use of the Company's resources.

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

STUDENT CHARACTERISTICS

     The Company's programs are targeted at adults seeking to expand their career opportunities through the acquisition of technical skills and knowledge. At January 31, 1999, 50% of CLC's students (excluding CLC Delta) were college graduates or had some college experience, including 10% who had four-year college degrees or higher levels of educational attainment and 10% who had two-year degrees. At that time, 28% of CLC's students (excluding CLC Delta) were between 18 and 22 years of age, 48% were between 23 and 34, and 24% were over
35. Approximately 64% of the student population of U.S. Learning Centers was male and 36% was female.

STUDENT RECRUITMENT

     The Company engages in a broad range of activities to make prospective students aware of the programs of study available at the Learning Centers. These activities include television, radio and newspaper advertising, direct mail campaigns and listings in the yellow pages. Currently, all advertising is directed at local markets where Learning Centers are located. The Company monitors the effectiveness of its various marketing efforts by measuring the number of resulting student enrollments. The Company estimates that for its U.S. Learning Centers for fiscal 1999, 35% of its new enrollments resulted from referrals by current students and graduates, 31% of its new enrollments resulted from television advertising, newspaper advertising accounted for 12%, yellow pages listings accounted for 7% and the remaining 15% were classified as resulting from miscellaneous sources and other media.

     The television advertising for each Learning Center is developed and coordinated by CLC's senior management. All advertising includes a toll-free telephone number for direct responses and information about the Learning Center. These responses are received by the admissions department of each Learning Center, where the direct responses are recorded and tracked and then forwarded to an admissions representative who responds to student inquiries. All prospective student inquiries are handled at the local level, where an admissions representative is assigned to each student from initial contact to graduation.

STUDENT ADMISSIONS AND RETENTION

     The Company maintains admissions standards that require each career program student to have proof of a high school diploma or a recognized equivalent such as a General Education Development ("GED") certificate. In addition, all career program students must achieve a qualifying score on an independently developed aptitude examination recognized and approved by the U.S. Department of Education. The Company believes admission requirements are important in ensuring that incoming career program students have the necessary academic background and abilities to complete their selected program of study.

     Each Learning Center employs a director of admissions who oversees a staff of admissions representatives. Admissions policies and procedures, along with marketing materials, are established centrally and are monitored both centrally and locally. Admissions representatives are responsible for scheduling an initial appointment with an interested candidate, interviewing the candidate to determine whether he or she meets admissions qualifications and has the necessary motivation and ability to complete the Learning Center's intensive programs of study, arranging for the testing of the candidate to determine his or her aptitude for different programs and counseling qualified candidates about available career paths. The Company uses both a third party and its regulatory compliance department to review the admissions processes and practices of the individual admissions representatives to monitor compliance with the Company's policies and applicable state, federal and accrediting agency requirements.

     Once a student enrolls, the Company focuses significant staff resources on assisting students to overcome the academic, financial and personal obstacles that can interfere with a student's ability to complete their career program. Student withdrawals prior to program completion have negative regulatory, financial and marketing effects on an educational institution. To minimize withdrawals, each Learning Center employs a student services manager/counselor who is available to advise students encountering problems that interfere with their education. To help students overcome financial obstacles, the Company assists students in finding part-time employment when their resources in combination with available financial aid are not adequate to meet their financial needs. Learning Centers' management, faculty and staff performance are measured in part by their ability to ensure that students successfully complete their programs of study. Curricula are designed to include frequent progress reviews and performance measurements of both students and faculty. Tutoring is available and encouraged for students who need additional academic assistance. The weighted average Learning Center retention rates, as calculated under standards of the Accrediting Council for Independent Colleges and Schools ("ACICS"), the accrediting agency that accredits the U.S. Learning Centers, were 76% and 75%, respectively, for the twelve-month periods ended June 30, 1998 and 1997.

GRADUATE PLACEMENT SERVICES

     The Graduate Placement Services Resource Center (the "Placement Center") is a vital component of each Learning Center's programs. The Placement Center maintains job postings, coordinates employers' recruiting efforts, provides on-line job search capabilities and maintains a library of career and job search related publications. All career program students are required to attend a 20-hour career development course, which is a series of seminars related to resume writing, interview preparation and employment searches.

     Utilizing ACICS standards, for the twelve-month periods ended June 30, 1998 and 1997, approximately 79% and 83%, respectively, of the Company's net placeable graduates obtained employment in a field related to their program of study. Net placeable graduates excludes graduates who were not seeking employment due to health-related reasons or continuing their education or entering military service. Students who graduated during the twelve-month period beginning July 1 and ending June 30 and obtained employment in a field related to their program of study prior to the required filing date of September 15 of each respective year are counted as graduates placed.

     Based on information from students and employers who have responded to inquiries, the Company estimates the average annual starting salaries for U.S. students who obtained employment in fields related to their education during the twelve-month period ended June 30, 1998 were as follows:

                                                                U.S.            ESTIMATED
                                                          LEARNING CENTER    AVERAGE ANNUAL
                        PROGRAM                           GRADUATES PLACED   STARTING SALARY
                        -------                           ----------------   ---------------
Business Applications (Associate Degree and Diploma)....       1,266             $21,600
Programming (Associate Degree and Diploma)..............       1,166             $28,000
Networking (Diploma)....................................         589             $33,700
Electronics, Systems and Hardware (Associate Degree and
  Diploma)..............................................         564             $25,800
Information Technology & Support Professional
  (Diploma).............................................         226             $23,400

     Average annual starting salaries for Learning Center graduates vary among Learning Centers depending on local employment conditions and other factors. Employers of CLC graduates include small technology-oriented companies as well as major corporations and agencies and their affiliates, including Bell Atlantic, Computer Associates, IBM, Lockheed Martin, Wells Fargo Bank, Media One, Cisco Systems, and Bay Networks.

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

     After completing each module, students evaluate their instructors using a confidential survey prepared, distributed and processed by an independent third party firm. The survey asks students to rate the faculty in such areas as teaching effectiveness, substantive knowledge, fairness and quality of delivery as well as course content.

ADMINISTRATION AND EMPLOYEES

     Each Learning Center is managed by a local administrative team headed by a school director who is accountable for the maintenance of educational quality and placement success of the Learning Center, regulatory compliance and profitability. Within the framework of federal and state regulations as well as the framework of the Company's own policies, the Company encourages Learning Center school directors to act autonomously in responding to local market conditions. Each school director reports to a regional manager who oversees the activities of several Learning Centers grouped by geographic region. Learning Center school directors work closely with the regional managers to implement marketing plans and curricula, expand capacity and maintain facilities. Regional managers report directly to the Vice President of Operations, who in turn reports directly to the Company's President.

     Each Learning Center's administrative team also includes a director of education, a director of admissions, a director of financial aid, a business office manager, and a director of placement. As of January 31, 1999, the Company employed approximately 1,337 full-time and 567 part-time employees. In addition, the Company employed 197 CLC students under the Federal Work-Study Program. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

     As of January 31, 1999, the Company employed 66 people at its corporate headquarters in Fairfax, Virginia. The Company's corporate headquarters provides centralized services to all of the Learning Centers in the areas of accounting, marketing, public relations, curriculum development, purchasing, human resources, regulatory affairs and real estate. In addition, headquarters personnel develop policies and procedures and perform oversight for the Learning Centers in areas of administrative and educational activities.

     As of January 31, 1999, the Company employed 17 people at its student receivables division in Norristown, Pennsylvania. The student receivables division provides centralized services to all of the Learning Centers related to the collection of student loans financed directly by the Company.

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

                          FINANCIAL AID AND REGULATION

FINANCING STUDENT EDUCATION

     Approximately 67% of the Company's fiscal 1999 tuition revenues were funded either directly or indirectly from the federal student financial aid programs under Title IV ("Title IV Programs" or "Title IV") of the Higher Education Act of 1965, as amended ("Higher Education Act" or "HEA"). The majority of U.S. Learning Center students receive some form of Title IV Program funding.

     The Title IV Programs provide financial assistance to students who are enrolled at an eligible postsecondary institution. The Title IV Programs consist of grants, subsidies for part-time work and several different types of loans. To determine financial need and eligibility for need-based Title IV Program aid, the Company uses the national standard need analysis system established by the HEA. The HEA also requires that all students who receive financial aid maintain satisfactory progress toward completion of their program. A student who does not meet the prescribed academic standards will, after a probationary period, be denied further federal aid.

     In addition to the Title IV Programs, the Company offers loans to certain students that meet the Company's criteria of creditworthiness. During the first quarter of fiscal 2000, the Company established a relationship with SLM Financial Corporation ("SLM"), a subsidiary of the SLM Holding Corp. or "Sallie Mae," whereby SLM will provide student loans with terms generally more favorable than the Company's loan program to students meeting SLM's standards of creditworthiness. The SLM loan program was begun on a test-basis at four Learning Centers. In addition to these non-governmental sources of student loan funding, the Company participates in several state administered financial aid programs in certain states in which it operates.

  Title IV Programs

     CLC students receive funding under the following Title IV Programs:

     - the Federal Family Education Loan ("FFEL") program, which includes the subsidized and unsubsidized Federal Stafford loans and PLUS (parental) loans. Tuition funded by FFEL loans accounted for approximately 28% of the Company's revenues in fiscal 1999;

     - the William D. Ford Federal Direct Loan ("FDL") program, which includes subsidized and unsubsidized Federal Direct Stafford loans and Federal Direct PLUS loans. Tuition funded by FDL loans accounted for approximately 26% of the Company's revenues in fiscal 1999;

     - the Federal Pell Grant ("Pell") program. Tuition funded by Pell grants accounted for approximately 11% of the Company's revenues in fiscal 1999;

     - the Federal Supplemental Educational Opportunity Grant ("FSEOG") program. Tuition funded by FSEOG grants accounted for approximately 1% of the Company's revenues in fiscal 1999;

     - the Federal Perkins Loan ("Perkins") program. Tuition funded by Perkins loans accounted for approximately 1% of the Company's revenues in fiscal 1999; and

     - the Federal Work-Study ("FWS") program, which makes available Federal funds to help subsidize the cost of part-time employment for needy students In fiscal 1999, the Learning Centers employed approximately 600 FWS students, who received a total of approximately $865,000.

     The Company matches every three dollars of FSEOG, Perkins and FWS federal funds with one dollar of its own funds. In fiscal 1999, the matching contribution was $334,000 for FSEOG, $118,000 for Perkins loans and $216,000 for the FWS program.

  Availability of Lenders and Guarantors

     The FFEL program provides government guaranteed loans through banks and other private lenders. Although the number of lenders willing to make federally guaranteed student loans has declined in recent years, this decline has not affected the ability of Learning Center students to obtain federally guaranteed loans. As of January 31, 1999, CLC students use approximately 23 private lenders, one of which currently provides approximately 39% of FFEL loans. The Company believes that other lenders would be willing to make federally guaranteed loans to its students if any or all of the Company's current lenders ceased participating in the FFEL program or decided not to make loans available to CLC students. Even if no private lenders were available to provide loans to CLC students, the HEA provides for a "lender of last resort" to make such loans. However, lenders of last resort are not required to provide PLUS loans. Tuition derived from PLUS loans accounted for approximately 9% of the Company's revenues in fiscal 1999.

     FFEL loans made by private lenders are guaranteed by student loan guaranty agencies. As of January 31, 1999, FFEL loans to Learning Center students are guaranteed by 9 guaranty agencies, and one student loan guaranty agency currently guarantees nearly 27% of such loans. The Company believes that other guaranty agencies would be willing to guarantee loans to Learning Center students if any of its existing guaranty agencies ceased guaranteeing such loans or limited the volume of loans it would guarantee. As of January 31, 1999, all of the twenty-three U.S. Learning Centers participating in the FFEL program or direct loan program, had at least one guaranty agency. All states have a designated guaranty agency that the Company believes would guarantee most FFEL loans made to Learning Center students in that state. Based on the safeguards built into the FFEL program, the Company does not believe that any reduction in the number of agencies currently guaranteeing FFEL loans made to Learning Center students would have a material adverse effect on the Company.

U.S. DEPARTMENT OF EDUCATION--REGULATION AND REVIEW

     To provide students with access to financial aid provided through the Title IV Programs, each Learning Center must meet specific legal standards. These standards are prescribed by the Higher Education Act and regulations issued by the U.S. Department of Education ("Department of Education" or "Department"). To be eligible to participate in the Title IV Programs, each Learning Center must:

     - be authorized by the state within which it operates to offer its educational programs;

     - be accredited by an accrediting agency recognized by the Secretary of Education as a reliable authority as to the quality of the institution's educational programs; and

     - enter into a Program Participation Agreement with the Department of Education.

     Generally, each Learning Center must individually comply with applicable regulatory standards with respect to the administration of Title IV funds on behalf of its students. For purposes of determining institutional eligibility to participate in the Title IV Programs, an "institution" is defined as a main campus and any additional locations of that campus. Of the twenty-four Learning Centers operating in the U.S. as of January 31, 1999, (including the Learning Centers acquired during the fiscal year) nine are considered to be main campuses and fifteen are additional locations of a main campus. During fiscal 1999, twenty-three of the twenty-four U.S. Learning Centers participated in the Title IV Programs. Each year every institution that participates in the Title IV Programs must submit to the Department of Education audited financial statements as well as the results of an audit by an independent accounting firm of that institution's compliance with Title IV Program requirements. Approximately every four years institutions participating in the Title IV Programs are reviewed for continued participation in the Title IV Programs. The Department of Education annually conducts its own compliance reviews of hundreds of institutions, and other reviews of the Title IV Program compliance are conducted by the Department's Inspector General, state education agencies and guaranty agencies. The HEA also requires accrediting agencies to consider an institution's compliance with Title IV Program requirements in making accrediting decisions. Each of the U.S. based Learning Centers are therefore subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations. Refer to "Potential Effects of Regulatory Violations," herein.

     In May 1998, the Department of Education initiated a program review of the administration of the Title IV Programs by the Alexandria, VA and Manassas, VA Learning Centers for the period July 1, 1996 through June 30, 1998. By letter dated September 11, 1998, the Department issued its report containing a number of findings alleging non-compliance with certain Title IV Program requirements. The Company has submitted written responses to all of the findings agreeing with certain of the findings and disputing others, and has conducted file reviews with respect to certain issues. Upon completion of its review of the Company's submissions, the Department will issue a final determination letter. If the Company does not agree with some of the determinations, it may appeal the determination to a Department of Education hearing officer and to the Secretary of Education.

     By letter dated December 15, 1998, the Department issued a preliminary audit determination respecting its review of the Company's independent audit of its compliance of certain Learning Centers with the Title IV Program requirements for the year ending January 31, 1998, alleging noncompliance with respect to timeliness of student refunds. The Department and the Company agreed on a protocol for the review of student files and student refund data at the Alexandria, VA, Houston, TX, Laurel, MD, Philadelphia, PA, and San Jose, CA Learning Centers. The results of the file reviews were submitted to the Department in March 1999. Once the results are reviewed, the Department will issue a final audit determination letter. If the Company does not agree with some of the determinations, it may appeal to a Department of Education hearing officer and the Secretary of Education.

     While the Company does not believe liabilities arising from either the program review or the compliance audit will have a material adverse effect on the Company's operations, certain actions by the Department of Education, if taken, could have a material adverse effect on the Company. Refer to Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Potential Adverse Effects of Regulation" contained herein.

     In January 1999, the Department of Education initiated a program review of the Laurel, MD Learning Center for the period July 1, 1997 through the present. The Department has not yet issued a report on this program review.

  Reauthorization of the Higher Education Act of 1965, as amended ("HEA")

     In October 1998, the U.S. Congress enacted legislation reauthorizing and extending the HEA until September 30, 2004. In general, the material Title IV Program provisions and requirements remain in the same form and funding was authorized at the same or higher levels. However, the new law did make certain potentially significant changes in the Title IV Programs. Chief among these are:

     - an increase in the adverse effect of high student loan default rates on schools;

     - an increase, from 85% to 90%, in the amount of revenues an institution may derive from the Title IV Programs; and

     - the streamlining of the process for recertifying an institution's participation in the Title IV Programs following a change of ownership or control so that the Department of Education may allow an institution to continue uninterrupted participation in the Title IV Programs in certain circumstances.

     Although Congress has consistently reauthorized the HEA, and there is no present indication that Congress will fail to make annual appropriations to properly fund the Title IV Programs, there can be no assurance that government funding for the Title IV Programs will be maintained at current levels or that the current requirements for student and institutional participation in such programs will not change in ways that might be unfavorable to the Company.

  Student Loan Defaults

     Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV Programs if more than a certain proportion of its former students default on the repayment of their federal student loans. Each year the Department of Education calculates a rate of student defaults (known as the "cohort default rate") for each institution whose students participate in the FFEL or FDL loan programs. If an institution's cohort default rate is at least 25% for three consecutive years, the school loses its eligibility to participate in the FFEL and FDL programs as well as the Pell program for the remainder of the year in which the Department makes that determination and the subsequent two years. An institution whose cohort default rate exceeds 40% for one year may lose its eligibility to participate in all of the Title IV Programs. An institution has the right to appeal the Department of Education's calculation of its cohort default rates. An institution would remain eligible to participate in FFEL, FDL and Pell programs while its appeal is being considered.

     The official FY 1996 cohort default rates published in October 1998 for the nine Learning Centers that are institutions as defined by the Department, and which were then participating in the FFEL or FDL programs, averaged 15.5% and ranged from a low of 2.6% to a high of 21.7% for that period. The average rate for all proprietary institutions in the United States for the same period was 18.2%. All of the Learning Centers have well-established default management programs consisting of student counseling and post-enrollment follow up to minimize the risk of excessive loan defaults.

     If an institution has an FFEL or FDL cohort default rate of 25% or more in any one of the three most recent years or a default rate on Perkins loans of more than 15% in a year, the Department of Education can place the school on "Provisional Certification" for up to four years. Provisional certification allows an institution to continue to participate in the Title IV Programs subject to conditions imposed by the Department. However, if the school violates a Department requirement, it can lose its eligibility with less procedural protection than is afforded a standard certified institution. Four of the Company's Learning Centers are provisionally certified through dates extending to July 2000 through September 2001 due to either cohort default rate issues arising in prior years or due to change of control following the Company's acquisition of these campuses.

     The Company administers the Perkins loan program on a combined basis for seven of the Company's nine main U.S. based institutions, and in the past these seven combined institutions have shared one Perkins loan default rate. For the remaining two U.S. based institutions, the Perkins loan programs are administered individually. For the year ending June 30, 1998, the most recent year for which such rates have been calculated, the Company had a default rate for Perkins loans of 19.7% for the seven institutions combined. For the same period, the Company had Perkins default rates of 9.1% and 0% for the remaining two institutions. Tuition funded by the Perkins program accounted for less than 1% of the Company's revenues in fiscal 1999.

  Financial Responsibility

     The Higher Education Act and the Department of Education regulations require institutions participating in the Title IV Programs to demonstrate that they have sufficient resources to properly administer Title IV funds on behalf of their students and provide appropriate educational services to their students. The regulations allow the Department to evaluate an institution based on its own financial condition or that of the consolidated corporation. Historically, the Department has evaluated the financial condition of the Learning Centers on a consolidated basis.

     Under regulations that took effect on July 1, 1998, the Department evaluates an institution's financial responsibility based on three ratios: an equity ratio, a primary reserve ratio and a net income ratio.

     - the equity ratio measures an institution's capital resources, ability to borrow and financial viability;

     - the primary reserve ratio measures an institution's ability to support current operations from expendable resources; and

     - the net income ratio measures the ability of an institution to operate at a profit.

     The ratios are calculated each year based on an institution's annual audited financial statements. The results of each ratio are assigned a strength factor and then combined under a weighted formula to arrive at a composite score for the institution ranging from minus one to three, the latter being the highest possible score. An institution that achieves a composite score of at least 1.5 is considered to be financially responsible. If an institution achieves a composite score of more than 1.0 but less than 1.5, it may continue to participate in the Title IV Programs under additional reporting and monitoring procedures, including the receipt of its Title IV Program funds on the "reimbursement" basis, under which an institution must disburse its own funds to students before receiving Title IV Program funds. In addition, regardless of its composite score, an institution may establish its financial responsibility by posting an irrevocable letter of credit in favor of the Secretary of

Education in an amount equal to not less than one-half the Title IV Program funds received by the institution during its most recent fiscal year.

     Based on its audited financial statements for fiscal 1999, the Company has calculated a composite score of 1.8 for CLC; thus, the Company as a whole satisfies the Department's standards of financial responsibility.

     The Department has the right to apply the financial responsibility measures on an individual institution basis. The Company has calculated the composite scores for its U.S. based Learning Centers that are institutions as defined by the Department range from a low of 0.1 to a high of 3.0. As of January 31, 1999, two of the Company's institutions have a composite score below 1.0, and the remaining seven institutions have composite scores which exceed the 1.5 minimum requirement. However, the Department has issued a transition year rule, which allows for an institution to have its financial responsibility minimum measured under the standards in effect prior to July 1, 1998. Under this transition year rule, the Company has determined that each of its institutions satisfies the Department's standards of financial responsibility. In conjunction with the Company's request for recertification of an institution acquired in December 1997, the Department found that the institution lacked financial responsibility at the time it was acquired. As a result, the Department required the Company to post a letter of credit in the amount of $2,850,000.

     Under a separate standard of financial responsibility, an institution that has made late student refunds in more than 5% of cases in either of its last two fiscal years must post a letter of credit in favor of the Secretary of Education in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, the Company has posted a letter of credit in the amount of $1.5 million with respect to all U.S. Learning Centers except the Learning Centers in Somerville and Methuen, MA for which separate letters of credit were required and the Learning Center in Paramus, NJ, for which a letter of credit was not required.

  Incentive Compensation

     The Higher Education Act prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. Although the Department's regulations do not establish clear criteria for compliance, the Company believes that its compensation plans for employees engaged in student recruitment, admission or financial aid awarding activities comply with the requirements of the HEA.

  The 90/10 Rule

     Under a provision of the HEA now known as the "90/10 Rule," a proprietary institution loses its eligibility to participate in the Title IV Programs for at least one fiscal year if, under a modified cash basis of accounting, more than 90% of the institution's applicable revenues for the prior fiscal year was derived from Title IV Programs. Approximately 67% of the Company's revenues in fiscal 1999 (ranging from a low of 58% and a high of 80% on an individual institution basis) consisted of tuition funded by the Title IV Programs.

     To reduce the risk that any Learning Center could lose its eligibility to participate in the Title IV Programs under the 90/10 Rule, the Company closely monitors the sources of revenue funding for each Learning Center. The Company also continuously pursues alternative sources of revenue and student financial assistance. If any Learning Center were to lose its eligibility to participate in the Title IV Programs under this rule, such loss would have a material adverse effect on the Company.

  Restrictions on Adding Locations

     The HEA requires a proprietary institution to be in full operation for two years before such institution can qualify to participate in the Title IV Programs. However, the HEA and applicable regulations permit an institution that is already certified to participate in the Title IV Programs to establish an additional location that may immediately qualify for such participation without satisfying the two-year requirement so long as such location satisfies all other applicable requirements for institutional eligibility, including approval of the additional location by the institution's accrediting agency and the relevant state authorizing agency. Excluding acquisitions, the Company opened three new U.S. Learning Centers in fiscal 1999. The Company's expansion plans assume its continued ability to establish new Learning Centers as additional locations of existing Learning Center main campuses without incurring the two-year waiting period for Title IV Program participation that is applied to new institutions.

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

  Potential Effects of Regulatory Violations

     The violation of regulatory standards governing the Title IV Programs by the Company or any Learning Center could be the basis for the Department of Education to initiate a proceeding to take one or more of the following actions:
(a) seek repayment of previously disbursed Title IV Program funds, (b) seek repayment of interest or special allowance subsidies the Department paid to lenders with respect to student loans, (c) impose a fine, or (d) limit, suspend or terminate the participation of the Company or the particular Learning Center in the Title IV Programs. The Department also may take emergency action temporarily to suspend an institution's participation in the Title IV Programs without advance notice if it determines that a regulatory violation creates an imminent risk of the material loss of public funds. Although there are no limitation, suspension, termination or emergency proceedings pending, and the Company does not believe any such proceeding is contemplated, if such a proceeding were initiated against the Company, or any Learning Center, and resulted in a substantial curtailment of the Company's participation in the Title IV Programs, the Company would be materially and adversely affected.

     The Department also has discretion to alter the way it provides Title IV Program funds to participating institutions. It may transfer an institution from the "advance" system of payment of Title IV Program funds, under which an institution receives funding from the Department in advance based on anticipated need, to the "reimbursement" system of payment, under which an institution must disburse funds to students and document their eligibility for Title IV Program funds before receiving funds from the Department. The transfer of all or a substantial proportion of the Learning Centers to the reimbursement system of payment could, depending on the extent of such action and the specific nature of the reimbursement system imposed by the Department, have a material adverse effect on the Company.

     The Department may also impose a modified requirement known as "heightened cash monitoring." Based on its monitoring of litigation then pending against the Company (refer to Item 3 -- "Legal Proceedings" herein) and certain student complaints lodged against the Company or individual Learning Centers, on April 6, 1998, the Department placed all Learning Centers on heightened cash monitoring status. Under this status, the Learning Centers continue to receive all of the Title IV Program funds to which their students are entitled, but the funds are drawn after they have been credited to student accounts and CLC is required subsequently to provide supporting documentation to the Department. The Department does not consider heightened cash monitoring status to represent either an adverse or punitive action. This action by the Department has not had any effect on the availability of Title IV funding to the Company's students, or had a material effect on the Company's cash flow or operating results. This requirement has led to delays (estimated by the Company as generally two to three days) in timing of the Company's cash receipts, but has not significantly impaired its business operations.

     In addition, if as a result of a compliance review, a Learning Center were required to repay more than 5% of the Title IV funds the Learning Center received during the year under review, the Learning Center could be required to post a letter of credit equal to not less than 10% of the Title IV Program funds received by the Center during its most recent fiscal year and take additional steps, including receipt of its funds on the reimbursement basis, to establish its financial responsibility to maintain its participation in the Title IV Programs.

     During fiscal 1999, two of the Company's institutions received regular certification for continued participation in the Title IV Programs. If a Learning Center lost its eligibility to participate in certain of the Title IV Programs, or if the amount of Title IV funding was reduced, the Company would seek to arrange alternative sources of funding for that Learning Center's students. There are a number of private organizations that provide loans to students. Although the Company believes that one or more private organizations would be willing to provide loans to Learning Center students, there is no assurance that this would be the case, and the interest rate and other terms of such student loans might not be as favorable as for Title IV Program funds. Accordingly, the loss of eligibility of a Learning Center to participate in the Title IV Programs would be expected to have a material adverse effect on the Company even if the Company could arrange alternative sources of funding for the Learning Center's students.

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

     By letter dated April 3, 1998, from the State Superintendent of Education of the State of Illinois, to the Schaumburg Learning Center (the "Letter"), the Illinois State Board of Education ("ISBE"), the agency of the State of Illinois that authorizes the Schaumburg Learning Center, notified the Learning Center that they had determined that certain activities and procedures of the Schaumburg Learning Center were not in compliance with the Illinois Private Business and Vocational Schools Act ("Schools Act"). The Letter directed the Schaumburg Learning Center to cease and desist from all marketing and student enrollment activities until May 6, 1998. After reviewing the Company's initial response, the ISBE lifted the cease and desist order as of May 7, 1998.

     By letter dated December 18, 1998, the ISBE issued a report on its review of documentation submitted by the Schaumburg Learning Center regarding student refunds and placement statistics and issued a new order directing the Learning Center to cease and desist from all marketing and student enrollment activities. On February 26, 1999, in response to documentation submitted by the Learning Center, the ISBE lifted the cease and desist order, effective March 1, 1999, and announced that it would approve the extension of the Learning Center's license upon confirmation of the Learning Center's compliance with Illinois requirements. During March 3-5, 1999, the ISBE conducted a site visit at the Schaumburg Learning Center to establish such confirmation and, the Company believes that if the ISBE is satisfied, it will extend the Learning Center's license through June 30, 1999. In June 1999, if the Learning Center demonstrates continued compliance with the requirements of Illinois law, the ISBE will, in due course, process the renewal of the Learning Center's license for the year 2000. If the ISBE determines that the Schaumburg Learning Center is not in compliance, the ISBE may designate a hearing officer to decide whether the Schaumburg Learning Center's license to operate should be suspended or terminated.

     On October 21, 1998, the Maryland Higher Education Commission ("MHEC") issued a Notice of Deficiencies respecting the Laurel Learning Center. The Notice questioned certain practices of the Learning Center, notably in the area of admissions testing, and proposed certain corrective actions regarding record keeping, student refunds and other policies and procedures. The Company has made the refunds proposed by MHEC and has changed its admissions testing, record keeping and other policies and procedures in accordance with the MHEC proposals. In conjunction with a settlement agreement with the MHEC dated

April 29, 1999, the Company was assessed a $60,000 fine and assured MHEC that the Laurel Learning Center would continue to implement the revised policies and procedures in accordance with MHEC proposals.

     On October 29, 1998, the Texas Workforce Commission ("TWC") issued three separate Complaint Investigation Reports (the "Reports") respecting complaints submitted to the TWC by seven former students of the Houston Learning Center. The Reports concluded that certain of the complaints were substantiated and certain were not. With regard to the complaints that the TWC staff reported as substantiated, the Reports proposed that various corrective actions be taken and that various refunds be made to certain students, including but not limited to the named complainants. The TWC also informed the Houston Learning Center that it would not act on new program approval requests until the issues raised in the Reports are resolved. The Company has entered into discussions with TWC staff aimed at resolving the issues raised in the Reports, and has taken corrective actions and initiated changes in policies and procedures, made certain of the refunds proposed by the TWC, and has agreed to protocols for the remaining proposed refunds. If the Company and TWC staff do not reach agreement on any or all of the issues cited in the Report, the TWC may initiate action against the Houston Learning Center respecting its authority to operate or seek to impose restrictions on its operations, and may impose a monetary fine. Any such action would be subject to administrative and judicial review in accordance with the provisions of Texas law. The Company believes the matter will be resolved without resort to formal proceedings and will not have a material adverse effect on its operations or on the operations of the Houston Learning Center.

     The loss of state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the affected Learning Center ineligible to participate in the Title IV Programs, would adversely affect its accreditation and would have a material adverse effect on the Company.

     Accreditation by an accrediting agency recognized by the Department of Education is required in order for an institution to become and remain eligible to participate in the Title IV Programs. In addition, most states require institutions operating within their borders to become and continue to be accredited as a condition of continuing state authorization. All of the Company's U.S.-based Learning Centers are accredited by ACICS, which is an accrediting agency recognized by the Department of Education. Three of the Company's institutions operating in the United States are due for renewal of accreditation during fiscal 2000. The loss of accreditation by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain accreditation would render the affected Learning Center ineligible to participate in the Title IV Programs and could affect its state authorization and would have a material adverse effect on the Company.

  CHANGE OF CONTROL

     Upon a change of ownership resulting in a change of control as that term is defined in the HEA and Department of Education regulations, an institution participating in the Title IV Programs must be recertified to continue its participation. A change of control could also trigger similar reapproval requirements at the state level and with an institution's accrediting agency. For a publicly traded corporation like the Company, Department of Education regulations specify that a change of control occurs when there is an event that would obligate the corporation to file a current report on Form 8-K with the Securities and Exchange Commission disclosing a change of control. Each state and accrediting agency has its own requirements with respect to what constitutes a change of control and the consequences of such a change. A change of control could, depending on the nature of such change, have a material adverse effect on the Company.

     When the Company acquires an institution that participates in the Title IV Programs, that institution undergoes a change of control and must demonstrate that it meets the standards of institutional eligibility to be recertified by the Department for such participation under its new ownership. Under recently announced Department procedures implementing the 1998 reauthorization of the HEA, the Department may temporarily and provisionally certify an institution undergoing a change of control while the Department reviews the institution's application. To obtain such temporary certification, the institution must submit an application for recertification within 10 business days of the closing date of the sale. A "materially complete" application normally would include all state and accrediting agency approvals that those agencies require to be obtained before the closing date. If the Department finds the application to be "materially complete," it would then issue a Temporary Program Participation Agreement, and afford the institution a further period to submit additional required materials. If all the remaining documentation is timely submitted, the Department will continue the Temporary Program Participation Agreement until it issues a new certification, which, in the case of changes of ownership, is always provisional for at least one year. If an institution fails to file a "materially complete" application or the additional required materials within the prescribed times, it will become ineligible to participate in the Title IV Programs until the Department completes its review and recertifies the institution under its new ownership.

     The standards and practices of ACICS, the accrediting agency that accredits all of the Learning Centers, generally provide that, after an institution obtains confirmation of continued authorization by the appropriate states following a change of control, and submits a complete application, ACICS will determine whether to temporarily reinstate the institution's accreditation, during which period the institution must apply for permanent reinstatement of its accreditation. The states with jurisdiction over the Learning Centers have widely varying requirements for an institution to confirm its reauthorization following a change of control as defined by each state.

     A material adverse effect on the Company's financial position, results of operations and cash flows could result if, in connection with a change in control, the Company experienced significant delay in obtaining or failed to obtain the accreditation of any Learning Center, experienced significant delay in obtaining or failed to obtain authorization from any state in which the Company has a Learning Center or experienced significant delay in reestablishing or failed to reestablish the eligibility of any Learning Center to participate in Title IV Programs. A change of control may also delay the ability of the Company to establish new institutions and may have other adverse regulatory effects.

  CANADIAN REGULATION

     Students who are residents of the province of Quebec are eligible to receive loans and bursaries ("grants") from the Quebec Loans and Bursaries Program ("QLBP"). Under the QLBP, student financial assistance is initially provided in the form of a loan. CLC Delta is subject to the Act Respecting Private Education ("ARPE") in Quebec. In accordance with ARPE, in order to operate a private educational institution, the Company must hold a permit issued by the Quebec Minister of Education (the "QME") for the institution itself and for the educational services to be provided. The QME will issue the permit after consulting with the Commission Consultative de l'Enseignement Prive (the "Commission") concerning the particular institution and the educational services to determine if such institution and services meet certain qualifying conditions. Permits cannot be transferred without the written authorization of the QME, and any entity holding a permit must advise the QME of any consolidation, sale or transfer affecting such entity. Prior to any action, the QME, after consultation with the Commission, has the authority to modify or revoke a permit where the holder of the permit, among other things: does not comply with the conditions, restrictions or prohibitions relating to the institution or, is about to become insolvent. Prior to any action, the QME must provide the institution with an opportunity to present its views before revoking a permit. Given that the QME periodically revises its regulations and other requirements and changes its interpretations of existing laws and regulations, there can be no assurance that the QME will agree with the Company's understanding of each requirement of the QME.

     The Company does not believe that the QME's requirements will create significant obstacles to its plans to acquire additional institutions, or open new branches in Quebec or that the QME's requirements will create significant obstacles to its plans to add new educational programs at CLC Delta. In addition, the Company does not believe that there will be any impediment to renewal of the permit issued to CLC Delta under the ARPE.

     The legislative and regulatory requirements that relate to student financial assistance programs in Quebec have recently changed. Effective May 1, 1999, the amount of financial assistance a student is eligible for will be less than the amount of financial assistance historically available. For students that have a remaining tuition balance not funded by Quebec's financial assistance programs, CLC Delta may make available to qualifying students alternative financing arrangements to help fund their education. This change in regulation may affect the eligibility for student financial assistance of the students attending CLC Delta, which in turn could materially adversely affect the Company's business, results of operations and financial condition.

  FEDERAL INCOME TAX RELIEF

     Federal income tax relief in the form of tax credits, tax deductions and income exclusions is available to eligible students and their families beginning in 1998 under the Taxpayer Relief Act of 1997, as amended by the Internal Revenue Service ("IRS") Restructuring and Reform Act of 1998 ("TRA-97"). The TRA-97:

     - provides an annual Hope Scholarship tax credit of up to $1,500 for tuition and related expenses incurred on or after January 1, 1998, for each of a student's first two years of postsecondary education.

     - provides an annual Lifetime Learning tax credit of up to $1,000 in 1998 through 2002 and up to $2,000 in subsequent years for tuition and related expenses incurred on or after July 1, 1998. The Lifetime Learning tax credit is not available in any tax year in which the taxpayer is claiming the Hope Scholarship tax credit.

     - provides an annual tax deduction, ranging from $1,000 in 1998 to up to $2,500 in 2001 and thereafter, for interest paid during the first 60 months in which interest payments are required on any student loans incurred solely to pay qualified higher education expenses.

     - provides an annual income exclusion of up to $5,250 for undergraduate educational expenses incurred on or after January 1, 1998, and before June 1, 2000, that are paid by the student's employer.

     - allows taxpayers to establish Education IRAs, for taxable years beginning on or after January 1, 1998, that can be funded with non-deductible contributions of up to $500 annually for any child up to the age of 18 years.

     The tax benefits provided by the TRA-97 may reduce the effective cost of postsecondary education to the student and his or her family, which may decrease student dependence on Title IV Program funds and may decrease Title IV Program loan defaults. Educational institutions are required to submit certain information about the student and the student's family to the IRS in order for the student and the student's family to qualify for some of the tax benefits under the TRA. The Company's existing systems will need to be modified during fiscal year 2000, in order to facilitate compliance with these requirements. Although these IRS reporting requirements will increase the administrative burden on the Company, such compliance is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2.  PROPERTIES

     All CLC facilities are leased by the Company. The table below sets forth certain information regarding these facilities as of January 31, 1999.

                                                              APPROXIMATE
                                                                SQUARE
                          LOCATION                              FOOTAGE
                          --------                            -----------
Alexandria, VA..............................................     62,500
Alexandria, VA (1)..........................................      7,300
Anaheim, CA.................................................     22,000
Brossard, Quebec............................................      5,400
Cherry Hill, NJ.............................................     21,000
Chicago, IL.................................................     24,100
Fairfax, VA (2).............................................     16,300
Garland, TX.................................................     16,600
Henderson, NV...............................................     20,000
Hurst, TX...................................................     25,500
Houston, TX.................................................     28,400
Laval, Quebec...............................................     13,100
Laurel, MD..................................................     34,500
Los Angeles, CA.............................................     45,000
Lowell, MA (3)..............................................     20,300
Madison Heights, MI.........................................     28,400
Manassas, VA................................................     20,200
Marietta, GA................................................     16,100
Methuen, MA (3).............................................      2,000
Montreal, Quebec............................................     44,900
Norcross, GA (4)............................................     26,900
Norristown, PA (2)..........................................      3,200
Paramus, NJ.................................................     26,500
Philadelphia, PA............................................     32,000
Pittsburgh, PA..............................................     28,900
Plymouth Meeting, PA........................................     29,600
San Francisco, CA...........................................     22,000
San Jose, CA................................................     20,000
Schaumburg, IL..............................................     30,000
Somerville, MA..............................................     18,700
South Plainfield, NJ........................................     20,000
Tysons Corner, VA...........................................      5,600
Woodhaven, PA...............................................     21,500
                                                                -------
          Total.............................................    758,500
                                                                =======

---------------
(1) Training facility for the Company's instructors.

(2) Corporate headquarters and support.

(3) The Company is relocating its Methuen, MA Learning Center to Lowell, MA and expects to complete this relocation in July 1999.

(4) The Company expects to open a new Learning Center in Norcross, GA during fiscal year 2000.

     Learning Center site selection is based upon a number of factors, including population density, incomes, occupations, education levels, projected demand for CLC's programs, concentration of technology-oriented employers and applicable state and accrediting agency requirements. The Company believes its facilities are suitable, adequate and well-utilized.

ITEM 3.  LEGAL PROCEEDINGS

  Active Litigation

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

     On May 19, 1998, a lawsuit was filed against the Company in the District Court of Harris County, Texas, by six former students of the Houston Learning Center. Subsequently, the petition was amended to seek certification as a class action lawsuit on behalf of all students who attended a Learning Center in Texas within four years of May 19, 1998, and removed to the U.S. District Court for the Southern District of Texas, Houston Division. The complaint alleges, among other things, that the Company, at its Learning Centers located in the state of Texas, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated the Texas Deceptive Trade Practices Act. The Company is unable to estimate the outcome of the matter or any potential liability.

     Between June 1, 1998 and December 31, 1998, the Company was named as defendant in five other lawsuits in California, Texas and Virginia by individual students or groups of students who formerly attended one of its Learning Centers. The complaints allege, among other things, that the Company, at the affected Learning Centers, failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, student outcomes and violated the applicable state consumer laws. The Company is unable to estimate the outcome of these matters or any potential liability.

     In addition to the lawsuits discussed above, the Company is a defendant in a number of civil lawsuits involving current and former employees, which the Company considers incidental to its business and unlikely to have a material effect on the Company's future operations. However, there can be no assurance that these matters will not have a material adverse effect on the results of operations of the Company in a future period, depending in part on the results for such period.

     The Company intends to defend itself vigorously in the lawsuits referred to above; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company expects to incur legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on the Company's business, financial condition and results of operations.

     There can be no assurance that additional legal proceedings will not be filed or that adverse actions will not be initiated against the Company, either by federal or state regulators, or other parties. Any such legal proceedings or adverse action could have a severe impact on the Company's business, financial condition and results of operations.

  Settled Litigation

     Several lawsuits filed against the Company during the fiscal year have been settled. These matters and the disposition of the cases are discussed below.

     On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998. Over the following two months, eight additional similar cases were filed in United States District Courts: two in the Central District of California; five in the Northern District of

Illinois; and one in the Eastern District of Virginia. The complaints alleged violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also alleged that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of the complaints were filed on behalf of classes of shareholders of Company Common Stock beginning as early as March 11, 1997 and ending as late as April 7, 1998. All of these shareholder lawsuits were consolidated and transferred to the United States District Court for the Eastern District of Virginia. The Company entered into a settlement agreement with the plaintiffs in February 1999, whereby the Company settled these allegations and agreed to compensation to members of the plaintiffs' class. The terms of the settlement call for the payment of $3.0 million in cash ($2.35 million is covered by the Company's insurance) and the issuance of 550,000 shares of CLC Common Stock, subject to certain price protection features, to guarantee a total settlement of $7.5 million. The price protection features include a provision that nullifies the settlement agreement at the option of the plaintiffs if the market price of the Company's Common Stock is less than or equal to $2.00 per share, during the time period specified in the agreement.

     On March 10, 1998, the Attorney General of Illinois filed a complaint against the Company in Circuit Court in Cook County, Illinois, asserting that the Company had violated the Illinois Private Business and Vocational Schools Act and the Illinois Consumer Fraud and Deceptive Business Practices Act (the "Acts") at its Schaumburg, Illinois Learning Center. The complaint alleged that the Company, at the Schaumburg Learning Center, failed to provide certain educational services and resources and misrepresented certain information respecting services, resources, occupational opportunities and student outcomes. On June 8, 1998, the Company and the Attorney General reached an agreement settling the litigation in the form of a final judgement and Consent Decree approved by the court ("Consent Decree"). The settlement includes payment of a voluntary contribution of $90,000 to the Attorney General's consumer education fund, the provision by the Company on an annual basis for a four year period of $95,000 worth of computer hardware and software to schools, programs, community sites and other non-profit and public institutions in the Chicago area designated by the Attorney General, and $10,000 worth of training in computer skills annually at the Company's Schaumburg or Chicago Learning Centers for teachers and other community based personnel to enable them to make effective use of the computer equipment. The Company also agreed to take certain measures to assure compliance with state regulatory requirements, and to establish an ombudsman program and binding arbitration for the resolution of certain student complaints. The Company has implemented the measures called for under the first year of the Consent Decree. Failure of the Company to continue to comply with the terms of the Consent Decree could result in adverse action against the Learning Centers located in Illinois, including suspension or termination of the Company's licenses to operate within Illinois and other sanctions. The loss of operating authority in Illinois could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of fiscal 1999.

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

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR 1998*:
First Quarter...............................................  $14.38   $ 9.25
Second Quarter..............................................   24.63    13.50
Third Quarter...............................................   27.50    19.13
Fourth Quarter..............................................   36.50    20.56

FISCAL YEAR 1999:
First Quarter...............................................  $39.38   $ 8.63
Second Quarter..............................................   30.63    11.13
Third Quarter...............................................   28.25     4.50
Fourth Quarter..............................................   12.75     4.69

---------------
* Restated for stock splits.

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

     At April 19, 1999, there were approximately 95 holders of record of the Company's Common Stock. The Company estimates that, including shareholders whose shares are held in nominee accounts by brokers, there are approximately 9,250 total holders of its Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial and operating data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K. The Consolidated Statements of Operations for each of the three years in the period ended January 31, 1999 and the Consolidated Balance Sheets as of January 31, 1999 and 1998, and the independent accountant's report thereon are included in Item 8 of this Form 10-K. The share and per share amounts in the table below have been restated to reflect the stock splits (Refer to Item 8 "Notes to Financial Statements and Supplementary Data" -- Note 3.)

                                                             YEAR ENDED JANUARY 31,
                                               ---------------------------------------------------
                                                 1999      1998      1997      1996         1995
                                               --------   -------   -------   -------      -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues.....................................  $144,351   $96,989   $64,025   $46,081      $39,297
                                               --------   -------   -------   -------      -------
Costs and expenses:
  Costs of instruction and services..........    93,989    54,041    35,475    26,076       22,227
  Selling and promotional....................    21,729    15,289    11,407     7,884        6,371
  General and administrative.................    15,614     7,657     5,584     4,052        3,727
  Provision for doubtful accounts............     8,388     4,794     3,084     2,613        3,313
  Amortization of intangible assets..........       558       362       362       363          393
                                               --------   -------   -------   -------      -------
                                                140,278    82,143    55,912    40,988       36,031
                                               --------   -------   -------   -------      -------
Income from operations.......................     4,073    14,846     8,113     5,093        3,266
Litigation settlement expense................    (5,599)       --        --        --           --
Interest income, net.........................       513     1,391       721       (96)        (948)
Gain on sale of investment securities........       279        --       332        --           --
                                               --------   -------   -------   -------      -------
(Loss) income before income taxes and
  cumulative effect of accounting change.....      (734)   16,237     9,166     4,997        2,318
Provision for (benefit from) income taxes....      (393)    6,657     3,565     2,078        1,131
                                               --------   -------   -------   -------      -------
(Loss) income from operations before
  cumulative effect of accounting change.....      (341)    9,580     5,601     2,919        1,187
Cumulative effect of accounting change.......      (245)       --        --        --           --
                                               --------   -------   -------   -------      -------
Net (loss) income............................  $   (586)  $ 9,580   $ 5,601   $ 2,919      $ 1,187
                                               ========   =======   =======   =======      =======
Earnings (loss) per share
  Basic......................................  $  (0.03)  $  0.60   $  0.41        (a)          (a)
                                               ========   =======   =======   =======      =======
  Diluted....................................  $  (0.03)  $  0.56   $  0.37   $  0.25      $  0.14
                                               ========   =======   =======   =======      =======
Weighted average number of shares
  outstanding --
  Basic......................................    17,318    15,893    13,719        (a)          (a)
                                               ========   =======   =======   =======      =======
  Diluted....................................    17,318    17,189    15,018    11,393        8,211
                                               ========   =======   =======   =======      =======

                                                                  JANUARY 31,
                                               -------------------------------------------------
                                                 1999       1998      1997      1996      1995
                                               --------   --------   -------   -------   -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents....................  $  7,691   $ 24,377   $26,950   $ 8,260   $ 4,753
Total current assets.........................    77,972     78,210    58,805    29,635    29,968
Total assets.................................   130,736    115,271    75,727    39,808    39,922
Total current liabilities....................    67,551     59,349    33,811    21,093    18,460
Long term liabilities........................     8,649      5,167     2,124     1,559    12,342
Total stockholders' equity...................    54,536     50,755    39,792    17,156     9,120

---------------
(a) Basic earnings per share is not presented for years prior to fiscal 1997 as such amounts do not present a meaningful comparison to fiscal 1999, 1998, and 1997 amounts due to the differing capital structures as a result of the 1997 and 1996 public offerings (Refer to Item 8 "Financial Statements and Supplementary Data' -- Note 4).

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND OVERVIEW

     The Company provided information technology education and training to over 14,300 students in fiscal year 1999. The Company designs programs and courses to meet current information technology education needs, offering instruction in rapidly growing technologies such as client/server, database, networking and object-oriented programming through its twenty-seven locations throughout the United States and Canada.

     On February 17, 1998 the company acquired Markerdowne Corporation d/b/a Computer Learning Centers Paramus ("CLC Paramus"), a privately-held provider of information technology education and training based in Paramus, New Jersey. CLC Paramus had approximately 800 students enrolled at the date of acquisition.

     On February 20, 1998 the Company acquired Delta College ("CLC Delta"), a Montreal, Quebec-based, privately-held provider of information technology education and training. Delta College had approximately 800 students enrolled at the date of acquisition at two locations: Montreal and Laval.

     The business acquisitions were accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Current and prior years' financial statements were not restated to include these acquisitions on the basis of immateriality to the Company. The Company's results of operations incorporate each acquired Learning Center's activity from its respective date of acquisition.

     During fiscal 1999, the Company derived approximately 96% of its revenues from Learning Centers course tuition, approximately 2% from the Advantec Institutes (discontinued during fiscal year 1999) course fees, with the remaining revenues derived from sales of books and fees charged directly to students. The Company enrolls students on a monthly basis and delivers its curricula over an 8- to 17-month period for full-time students and over a 16-to 34-month period for part-time students. The Company's revenues in any period are directly related to the number of enrolled students (or student population), the number of new enrollments and the student retention rate.

     The majority of the Company's students qualify for financial assistance under various government-supported student financial aid programs, especially the Title IV Programs, and the Company is highly dependent on the continued availability of government-supported student financial aid.

     The Company manages the collection risks associated with student accounts receivable for withdrawn and graduate students by utilizing an in house centralized credit and collection function staffed with personnel whose primary responsibility is the collection effort. The collection effort includes reviewing management reports detailing student accounts receivable balances, following up on student delinquencies via telephone and letters as well as employing other activities related to collection. The Company makes available to qualifying students alternative financing arrangements ("CLC financing") which help fund their education. Dependent upon the credit worthiness of the individual, CLC financing may be offered to assist students with meeting their financial obligations related to attending CLC. The Company requires students receiving CLC financing to make regular monthly payments. Depending on the level of financing extended to students, payment plans offered generally range from six months to three years. All amounts due to the Company in periods beyond one year are classified as long-term receivables. Additionally, Company personnel help students overcome financial obstacles to completing their educational programs by assisting students in finding part-time employment when their own resources, CLC financing and Title IV financial aid are not adequate to meet their financial needs.

     Costs of instruction and services consist primarily of costs related to the delivery and administration of the Company's programs, including faculty compensation, salaries for administrative personnel who provide services directly to students, the costs of educational materials sold, facility leases and related occupancy costs, equipment rental and depreciation and amortization of educational property and equipment. Selling and promotional costs consist primarily of advertising, admission representative salaries and benefits and other costs related to the selling and promotional functions. General and administrative costs consist primarily of salaries for administrative personnel, occupancy costs, depreciation and amortization of property and equipment, legal expenses and other related costs for functions such as executive management, corporate accounting, human resources, regulatory compliance, product strategy and curricula development, new business development and other functions that do not provide direct services to the Company's students. Provision for doubtful accounts represents the Company's provision for doubtful student accounts receivable Amortization of intangibles consists primarily of amortization of intangible assets related to capitalized costs of original U.S. Department of Education certifications.

     This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, capital expenditures, the effect of inflation, government regulation and plans relating to programs of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

     Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report on Form 10-K, including the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to, or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business," "Financial Aid and Regulation" and "Certain Factors That May Affect Future Results" in this Annual Report on Form 10-K for the year ended January 31, 1999.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of revenues for the periods indicated.

                                                                FOR THE YEARS ENDED
                                                                    JANUARY 31,
                                                              ------------------------
                                                              1999       1998    1997
                                                              -----      -----   -----
Revenues....................................................  100.0%     100.0%  100.0%
                                                              -----      -----   -----
Costs and expenses:
Costs of instruction and services...........................   65.1       55.7    55.4
Selling and promotional.....................................   15.1       15.8    17.8
General and administrative..................................   10.8        7.9     8.7
Provision for doubtful accounts.............................    5.8        4.9     4.8
Amortization of intangible assets...........................    0.4        0.4     0.6
                                                              -----      -----   -----
                                                               97.2       84.7    87.3
                                                              -----      -----   -----
Income from operations......................................    2.8       15.3    12.7
Litigation settlement expense...............................   (3.9)        --      --
Interest income, net........................................    0.4        1.4     1.1
Gain on sale of investment securities.......................    0.2         --     0.5
                                                              -----      -----   -----
Income before income taxes and cumulative effect of
  accounting change.........................................   (0.5)%     16.7%   14.3%
                                                              =====      =====   =====

  Fiscal 1999 Compared with Fiscal 1998

     Revenues increased 49% to $144.4 million for fiscal 1999 from $97.0 million for fiscal 1998 primarily due to an increase in enrollments at the Company's new Learning Centers including the opening of four new Learning Centers in fiscal 1999. In addition to the opening of the four new Learning Centers, the Company acquired five Learning Centers since December 1997, two in Quebec, Canada and the others in Paramus, NJ and Somerville and Methuen, MA.

     The number of students attending Learning Center programs as of the end of the year increased 10% to 11,095 in fiscal 1999 from 10,112 in fiscal 1998, which was the result of student enrollment growth of 11%. In fiscal 1999, enrollments at the fourteen Learning Centers opened for more than two fiscal years ("same centers") declined 20% to 9,618 from 12,031 students in fiscal year 1998. Enrollments at Learning Centers opened or acquired during the last two fiscal years ("new centers") increased by 3,800 to 4,719 from 919 students in fiscal year 1998. Learning Centers acquired during the last two fiscal years accounted for 57% of enrollment growth at new centers. When evaluating the sources of growth, the Company views all Learning Centers opened during the last two fiscal years as "new" in order to account for the start up period inherent in new Learning Center openings.

     Accounts receivable, (both long and short-term), increased 21% as compared to the revenues increase of 49%. The larger percentage increase in revenue as compared to accounts receivable can be attributed to the following:

     When students enroll in CLC, accounts receivables are established for the balance of course tuition (however, only for year one of two-year programs) with a corresponding amount recorded as deferred revenue. While the accounts receivable balance may be paid at any time during the course, deferred revenue is recognized ratably as tuition revenue over the period of instruction, regardless of when accounts receivable are paid.

     Since accounts receivable increases immediately by the full tuition when students enroll, while tuition revenues are earned ratably over the period of instruction, there will not be a direct correlation between the percentage increases in tuition revenues (and correspondingly deferred revenues) and in accounts receivable balances. This "lag" effect of revenues to receivables, is further pronounced during the initial operations of a new Learning Center since tuition revenues will be minimal when compared to the corresponding accounts receivables. Additionally, Learning Centers in their second year of operations (those opened in fiscal 1998) contribute significantly to the lag effect due to the large levels of growth occurring in year two versus year one of operations. Conversely, in periods of declining enrollments of the larger and more established Learning Centers (as experienced in fiscal 1999), the relative percentage of accounts receivable growth will decline faster than the relative percentage of revenue growth The following summarizes the actual Learning Center openings and acquisitions for the last three fiscal years.

                                                          FISCAL   FISCAL   FISCAL
             SCHOOL OPENINGS/ ACQUISITIONS                 1999     1998     1997
             -----------------------------                ------   ------   ------
First Quarter...........................................    5       --        1
Second Quarter..........................................    1        2       --
Third Quarter...........................................   --        1        1
Fourth Quarter..........................................    1        3        2
                                                            --       --       --
          Total.........................................    7        6        4
                                                            ==       ==       ==

     Costs of instruction and services increased 74% to $94.0 million in fiscal 1999 from $54.0 million in fiscal 1998 due primarily to the direct costs necessary to support the increase in student population. These direct costs consist primarily of compensation and related benefits, and depreciation. Instruction costs and services as a percentage of revenues increased significantly to 65.1% in fiscal 1999 from 55.7% in fiscal 1998. This increase is primarily attributable to the start up of four Learning Centers since January 1998, lower enrollments during the fiscal year 1999 at several of the Company's more established Learning Centers, the elimination of new enrollments at Advantec Institutes as retail operations of their programs were phased-out, and increased expense profiles of acquisitions with respect to revenues generated at those Centers Due to the start up period inherent in Learning Centers open less than one year. The ratio of cost of instruction and services to revenues generated typically is very high as fixed costs typically exceed revenues during a Learning Center's first year of operations. Lower enrollments at some of the Company's more established Learning Centers resulted in a higher ratio of cost of instruction due to decreased revenues without a corresponding decrease in fixed costs.

     Selling and promotional expenses increased 42% to $21.7 million in fiscal 1999 from $15.3 million in fiscal 1998 due primarily to increased marketing and advertising necessary to support the growth in student enrollments and the increase in the number of Learning Center locations. Selling and promotional expenses as a percentage of revenues decreased to 15.1% in fiscal 1999 from 15.8% in fiscal 1998 primarily due to increased efficiencies associated with the Company's marketing.

     General and administrative expenses increased 104% to $15.6 million in fiscal 1999 from $7.7 million in fiscal 1998, primarily as a result of increasing the level of infrastructure needed to support the growth of the business. Also impacting the relative increase was increased legal fees associated with regulatory reviews coupled with the payment of student refunds and related costs of $2.2 million associated with the various regulatory matters. General and administrative expenses as a percentage of revenues increased to 10.8% in fiscal 1999 from 7.9% in fiscal 1998.

     Provision for doubtful accounts increased 75% to $8.4 million in fiscal 1999 from $4.8 million in fiscal 1998, primarily due to the increase in revenues of 49% and related accounts receivable balances. Provision for doubtful accounts as a percentage of revenues increased to 5.8% in fiscal 1999 from 4.9% in fiscal 1998. The Company attributes this increase to a shift in student enrollments to higher priced tuition programs, which typically have higher amounts of self-pay accounts receivable after application of available financial aid. The self-pay receivables have historically had lower collection rates than loans from traditional third-party lenders.

     The Company provided $5.1 million for its obligations related to a shareholder litigation settlement agreed to in February 1999. In addition to the settlement obligation, the Company incurred $0.5 million of legal defense costs during fiscal year 1999 in excess of reimbursements from its insurance carrier.

     The Company realized net interest income of $0.5 million for fiscal 1999, compared to net interest income of $1.4 million for fiscal 1998, primarily as a result of the reduction of cash balances. The interest income in fiscal year 1998 was generated by larger average invested cash balances from the 1997 public offering, completed in October 1996.

     The Company's effective income tax rate increased to 53.5% in fiscal 1999 from 41.0% in fiscal 1998. This is a result of relative higher tax rates applied to losses sustained in the Company's U.S. operations principally offset by income from operations of the Company's Canadian subsidiary. The statutory rates in Quebec, Canada, are lower than those of the Company's U.S. operations on a weighted average basis.

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

     The number of students attending Learning Center programs as of the end of the year increased 56% to 10,112 in fiscal 1998 from 6,485 in fiscal 1997, which was the result of student enrollment growth of 43%. In fiscal 1998, the Company's new centers collectively contributed 79% of the total enrollment growth and 81% of the total student population growth. BEC accounted for approximately 18% of the population growth, however, did not significantly impact the percentage growth in enrollments (3%) due to the acquisition occurring in late December 1997.

     Accounts receivable, (both long and short-term), increased 76% as compared to revenues increase of 52%. The larger percentage increase in accounts receivable as compared to revenues can be attributed to the lag effect previously described.

     Costs of instruction and services increased 52% to $54.0 million in fiscal 1998 from $35.5 million in fiscal 1997 due primarily to the direct costs necessary to support the increase in student population. These direct costs consist primarily of compensation and related benefits, and depreciation. Instruction costs and services as a percentage of revenues increased slightly to 55.7% in fiscal 1998 from 55.4% in fiscal 1997.

     Selling and promotional expenses increased 34% to $15.3 million in fiscal 1998 from $11.4 million in fiscal 1997 due primarily to increased marketing and advertising necessary to support the growth in student enrollments. Selling and promotional expenses as a percentage of revenues decreased to 15.8% in fiscal 1998 from 17.8% in fiscal 1997 primarily due to increased efficiencies associated with the Company's marketing, particularly those realized by the opening of new Learning Centers within established Learning Center markets.

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

     The Company realized net interest income of $1.4 million for fiscal 1998, compared to net interest income of $721,000 for fiscal 1997, primarily as a result of the interest generated by larger average invested cash balances.

     The income tax rate increased to 41.0% in fiscal 1998 from 38.9% in fiscal 1997 primarily due to the fiscal 1997 utilization of a capital loss carry forward offsetting the tax effect of the sale of investment securities.

CYCLICAL PATTERN OF ENROLLMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

     During the last three fiscal years, the Company has financed its operating and capital expenditure requirements principally through cash provided by operating activities and cash on hand. Cash (used in) provided by operating activities for fiscal 1999, 1998 and 1997 was $(2.3) million, $16.2 million, and $10.8 million, respectively.

     The Company's principal sources of funds at January 31, 1999 were cash and cash equivalents of approximately $7.7 million and net current accounts receivable of $56.7 million. Additionally, the Company has a credit agreement with a bank that provides for a $20 million secured revolving credit facility, expiring in October 2000. The line of credit consists of a revolving credit note, inclusive of a $7.0 million convertible term loan. The interest on the facility is based either on the bank's U.S. prime rate or the London Interbank Offer Rate ("LIBOR") which were 7.75% and 4.83%, respectively at January 31, 1999. Interest rates are equal to

(i) the U.S. prime rate or LIBOR plus 1.25% for revolving credit loans and (ii) the U.S. prime rate plus 0.25% or LIBOR plus 1.5% for the convertible term loans. The Company borrowed $3.0 million on its line of credit for working capital purposes in January 1999. The Company borrowed an additional $1.4 million on its line of credit in February 1999. In addition, the Company has pledged portions of its line of credit to the Department of Education, to its insurance carrier and to certain of its landlords on behalf of certain Learning Centers. The Company has pledged a total of $6.0 million of its line of credit for these obligations to the Department, its insurance carrier and certain of its landlords. As of January 31, 1999, the Company had $11.0 million available under the line of credit agreement.

     Historically, the Company's investment activity has primarily consisted of capital asset purchases. Capital expenditures, including expenditures for furniture, computer software and hardware and tenant improvements related to new Learning Centers, were $18.4 million, $19.6 million, and $7.5 million, respectively, for fiscal 1999, 1998, and 1997, respectively. To date, cash generated from operations and cash on hand have been sufficient to fund capital expenditures. The Company leases substantially all of its facilities under operating lease agreements. Existing future commitments will be paid from cash provided by operating activities, cash on hand, and if necessary, the existing credit facility.

     The Company continues to expand current facilities, upgrade equipment and open new Learning Centers. The Company expects fiscal 2000 capital expenditures will be approximately $6 million. Estimated capital expenditures for a typical new Learning Center average approximately $1.5 million. The Company anticipates that its planned capital expenditures can be funded through cash generated from operations and its line of credit.

     A majority of the Company's revenues are derived from tuitions funded by the Title IV Programs. Disbursement of Title IV Program funds is dictated by federal regulations. For students enrolled in programs of one academic year or less in length, disbursements generally are made in two equal increments, one in the first 30 days following the student's enrollment in a program and the second when the student reaches the midpoint of the program. For students enrolled in programs greater than one academic year in length, disbursements are also made at the beginning and midpoint of the subsequent academic year. Although the timing of loan disbursements to the Company is subject to existing regulatory requirements, the Company typically receives student loan funds upon their disbursement by the lender. During fiscal 1999, the Company collected approximately $113.5 million, of accounts receivable.

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

HEIGHTENED CASH MONITORING

     Refer to Item 1 -- "Business" -- "Financial Aid and Regulation."

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's historical operations.

YEAR 2000 COMPLIANCE

     The Year 2000 computer issue (commonly referred to as "Y2K") exists because many computer systems and software applications ("IT Systems") as well as non-IT Systems containing embedded technology ("Non-IT Systems") currently use two-digit date fields to designate a year. When the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical information incorrectly.

  State of Readiness

     The Company has completed its initial assessment of potential exposure of its own IT-Systems. The Company has identified certain software for which it has engaged third-party consultants to complete remediation as well as routine upgrades to the system, which were completed in April 1999. In addition, an active project is underway to replace the Company's payroll and human resources systems to be Y2K ready as well as provide significant improvements over the current systems. The payroll and human resource IT-System conversion is scheduled to be completed by May 1999. Most of the Company's computer hardware was acquired during the last few years and these newer systems do not possess a Y2K problem. The Company has computer hardware at certain Learning Centers that is not Y2K compliant, and it plans to replace or repair these systems prior to December 1999. Most of this noncompliant computer hardware equipment is scheduled for replacement in the ordinary course of business and not part of a Y2K remediation effort The Company is in the process of formulating a plan relating to testing its IT-Systems, however the Company has no plans to conduct formal testing on Learning Center facilities readiness. Although the Company does not anticipate it will be significantly affected by Y2K problems in its own IT-Systems, it may be adversely affected by Y2K problems of its vendors, banking and governmental relationships, as well as with the Company's leased facilities. The Company has completed the assessment phase of evaluating the readiness of its significant suppliers, business partners, banks, and government agencies to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Y2K issues.

     The Company's operations and liquidity largely depend upon the federal student funding provided by Title IV Programs for its students. Processing of applications for this funding is handled by the U.S. Department of Education's ("Department of Education" or "Department") computer systems. The U.S. General Accounting Office reported in September 1998 that the Department of Education's delay in addressing the Y2K problems in its IT Systems and the limited progress in making contingency plans, should its IT systems fail, could result in serious disruptions in the administration of, and disbursement of funds under Title IV programs. On April 1, 1999, the Department of Education reported that the Department's data systems are Y2K compliant, although the Department has not tested the entire Title IV Programs delivery system which could reveal problems that did not show up in tests of the individual systems. Any prolonged interruption would have a material adverse impact on the education industry and, accordingly, upon the Company's business, results of operations, liquidity and financial condition.

  Costs to address the Company's Year 2000 issues

     The Company estimates that it has expended approximately $175,000 in direct costs through January 31, 1999 to identify and remediate the Company's Y2K issues. The Company estimates that it will expend an additional $125,000 during fiscal year 2000 These amounts do not include:

        - the salaries of the Company's employees involved in the remediation process;

        - the cost of the enhancement and replacements to the Company's IT-Systems, occurring in the normal course of operations; and

        - the cost of replacing or acquiring any Non IT-Systems in the normal course of operations.

     There can be no assurance that the cost estimates associated with the Company's Y2K issues will prove to be accurate or that those actual costs will not have a material adverse effect on the Company's results of operations and financial condition.

  Risks Associated with Y2K Issues

     Remediation of the Company's Y2K problems may increasingly cause the Company to divert management and employees time and attention. The Company is unable to estimate these potential internal indirect costs expended on Y2K efforts; however, it is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company does not have a plan to utilize any independent verification or validation process to assure the reliability of the Company's risk or cost estimates associated with Y2K efforts.

     The Company has contemplated several possible worst case scenarios that could arise from Y2K problems. At this time, there is insufficient information to assess the likelihood of any of these scenarios. However, the most reasonably likely worst case scenario for the Y2K issue would be that the third parties with whom it has relationships would cease or not successfully complete their Y2K remediation efforts. If this were to occur, the Company would encounter disruptions to its business that could have a severe impact on its results of operations, such as:

- the Company could experience significant delays in receipt of federal, state or third-party student financial aid in payment of students' education costs of attending the Company's Learning Centers due to IT-System failures at the Department of Education, any of the Company's lending institutions or its electronic payment processing agent.

  Contingency Plan

     The Company intends to develop a contingency plan during the first half of fiscal 2000 to prepare for the possibility that it may experience Y2K problems in its own IT-Systems or Non IT-Systems. If Y2K problems occur with Non IT-Systems, the Company expects to be able to isolate such systems so that they do not affect other systems, and adjust the clocks on such Non IT-Systems that are not date sensitive. The Company does not intend to create a formal contingency plan for IT-System and Non IT-System that are not controlled by the Company, including third party systems of the Department of Education, the Company's accrediting agency, third-party student loan institutions, or the financial institution on which the Company relies. The Company believes that with the exception of the Department of Education, there are alternative service providers with which the Company can contract in order to recover from any temporary service interruptions due to Y2K problems.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

LITIGATION

     The Company has been named as defendant in numerous lawsuits filed by former students, employees, and its stockholders. The Company intends to defend itself vigorously in these lawsuits; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company expects to incur significant legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on the Company's business, financial condition and results of operations. Refer to Item 3 -- "Legal Proceedings" contained herein.

     There can be no assurance that additional legal proceedings will not be filed or that adverse actions will not be initiated against the Company, either by federal or state regulators or other parties. Any such legal proceedings or adverse action could have a severe impact on the Company's business, financial condition and results of operations.

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

     The loss of state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its accreditation and would have a material adverse effect on the Company. (Refer to Item 1 -- "Business -- Financial Aid and Regulation" contained herein.)

     As educational institutions that participate in various federal and state financial aid programs, the Company and the Learning Centers are subject to extensive governmental regulation. In particular, the Higher Education Act of 1965, as amended, and the regulations promulgated thereunder, subject the Company, the Learning Centers and all other higher education institutions eligible to participate in the various Title IV Programs to significant regulatory scrutiny. The termination or material limitation of the ability of the Company or any of the Learning Centers to participate in the Title IV Programs would have a material adverse effect on the Company.

     Because certain statutory and regulatory provisions impose significant requirements on the Company and the Learning Centers and because the agency administering these regulations, the Department of Education, has not fully developed administrative interpretations of certain of the statutory and regulatory provisions, it is not clear how the requirements imposed by statute and regulations or other applicable laws, rules or regulations affect the accreditation and authorization to operate in various states, permissible activities or costs of doing business of the Company or one or more of the Learning Centers. The failure to maintain or renew any required regulatory approvals, accreditations and or authorizations by the Company or any of the Learning Centers would have a material adverse effect on the Company.

     The violation of federal requirements governing participation in the Title IV Programs or of state or accrediting agency requirements governing the provision of educational services by the Company or any Learning Center could result in the restriction or loss by the Company or a Learning Center of its ability to participate in government funding programs or to offer education and training programs. For a description and current status of the Company's regulatory matters refer to Item 1 -- "Business -- U.S. Department of
Education -- Regulation and Review," "Business -- State Authorization and Accreditation" and "Business -- Potential Adverse Effects of Regulatory Violations," contained herein. Any unfavorable outcomes or adverse actions resulting from these regulatory reviews would have a material adverse effect on the Company.

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

     Because of the control position of the General Atlantic Entities, any disposition of CLC's common stock by the General Atlantic Entities or issuance of stock by the Company that results in a loss of control by the General Atlantic Entities may give rise to a change of ownership resulting in a change of control of the Company under applicable federal and state regulations and accrediting agency requirements, resulting in potential interruption of the eligibility of Learning Centers to participate in the Title IV Programs. Upon a change of ownership resulting in a change of control of the Company, as defined in the HEA and the Department of Education's regulations, each Learning Center would lose its eligibility to participate in the Title IV Programs for an indeterminate period of time while it applies to regain eligibility, with the likely loss of a portion, or all, of its Title IV funding during the reapproval period. Refer to Item 1 -- "Business -- Financial Aid and Regulation -- Change of Control," contained herein.

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

DEPENDENCE ON NEW PROGRAMS AND LOCATIONS; RISKS ASSOCIATED WITH CHANGES IN TECHNOLOGY AND GROWTH

     The market for the Company's programs and services is characterized by rapidly changing requirements and characteristics. The Company's ability to develop and offer new programs and services and to open new locations is subject to extensive state and federal regulation and accrediting agency requirements. If the Company is unable, for financial, regulatory or other reasons, to develop and offer new programs and services in a timely manner in response to changes in the industry, or if programs and services offered by the Company fail to gain or maintain widespread commercial acceptance, the Company's business may be materially and adversely affected.

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

     The Company's ability to meet its future operating and financial goals will depend upon the Company's ability to successfully implement its growth strategy, which will include the introduction of new locations as well as the potential acquisition of assets and programs complementary to the Company's operations. The Company's success in this area will depend on its ability to integrate successfully such new locations, assets and businesses There can be no assurance that the Company will be able to implement or manage expansion effectively.

DEPENDENCE UPON KEY EMPLOYEES

     The Company's success depends to a significant extent upon the continued service of its executive officers and other key personnel. None of the Company's executive officers or key employees, other than the Chief Executive Officer, Chief Financial Officer, President and Vice President of Operations, are subject to an employment or non-competition agreement. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has minimal exposure to market risks as it relates to effects of changes in interest rates and foreign currency exchange rates. The Company does not hold or issue derivative financial instruments.

  Interest Rate Risk

     The Company principally invests its available cash balances in U.S. government securities with maturity dates less than 90 days as well as overnight repurchase agreements with its primary banking institution. These investments are classified as cash and cash equivalents in the Company's financial statements. The fair value of these instruments would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the investments. The Company's credit facility is directly impacted by changing interest rates in either the Commercial Prime Rate of its lender or by a change in the London Inter-Bank Offered Rate ("Key Borrowing Rates"). Assuming the Company maintained a $3 million outstanding loan balance, and an instantaneous increase or decrease of one percentage point in its Key Borrowing Rates, the Company's after-tax earnings would change by $18,000 over a twelve month period. The Company believes that any material changes to interest rates on sources of loans for the Company's students may have a material effect on enrollments and the Company's financial condition and results of operation; however, such change would be deemed extraordinary and is not expected to occur in the foreseeable future.

  Foreign Currency Exchange Risk

     The Company began transacting business in Quebec, Canada upon acquisition of its subsidiary, CLC Delta, in February 1998. The Company does not currently hedge its exposure to the effects of changes in the exchange rate of the Canadian to U.S. dollar. The Company experienced an unrealized loss due to foreign currency translation of approximately $48,000 in fiscal year 1999 recorded as other comprehensive loss in the consolidated statement of stockholders' equity. The Company had revenues of approximately $7.5 million from its Canadian operations during fiscal year 1999. Assuming the same level of activity for fiscal year 2000, and an instantaneous increase or decrease of ten percent in the Canadian exchange rate, the Company's comprehensive income could change by approximately $86,000 during fiscal year 2000.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        COMPUTER LEARNING CENTERS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Statement of Operations for the Year Ended
  January 31, 1999; Statements of Operations for the Years
  Ended January 31, 1998 and 1997...........................  F-3
Consolidated Balance Sheet at January 31, 1999; Balance
  Sheet at January 31, 1998.................................  F-4
Consolidated Statement of Stockholders' Equity at January
  31, 1999; Statements of Stockholders' Equity at January
  31, 1998 and 1997.........................................  F-5
Consolidated Statement of Cash Flows for the Year Ended
  January 31, 1999; Statements of Cash Flows for the Year
  Ended January 31, 1998 and 1997...........................  F-6
Notes to Consolidated Financial Statements..................  F-7
Consolidated Financial Statement Schedules for the Year
  Ended January 31, 1999; Financial Statement Schedules for
  the Years Ended January 31, 1998 and 1997
Schedule II -- Valuation and Qualifying Accounts............  I-7

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Computer Learning Centers, Inc.

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Computer Learning Centers, Inc. and its subsidiaries at January 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PRICEWATERHOUSECOOPERS LLP

New York, New York
March 17, 1999, except as to Note 16,
which is as of April 29, 1999.

                        COMPUTER LEARNING CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED JANUARY 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
Revenues....................................................  $144,351    $96,989    $64,025
                                                              --------    -------    -------
Costs and expenses:
  Costs of instruction and services.........................    93,989     54,041     35,475
  Selling and promotional...................................    21,729     15,289     11,407
  General and administrative................................    15,614      7,657      5,584
  Provision for doubtful accounts...........................     8,388      4,794      3,084
  Amortization of intangible assets.........................       558        362        362
                                                              --------    -------    -------
                                                               140,278     82,143     55,912
                                                              --------    -------    -------
Income from operations......................................     4,073     14,846      8,113
Litigation settlement expense...............................    (5,599)        --         --
Interest income, net........................................       513      1,391        721
Gain on sale of investment securities.......................       279         --        332
                                                              --------    -------    -------
Income before income taxes and cumulative effect of
  accounting change.........................................      (734)    16,237      9,166
Provision for (benefit from) income taxes...................      (393)     6,657      3,565
                                                              --------    -------    -------
Net (loss) income before cumulative effect of accounting
  change....................................................      (341)     9,580      5,601
Cumulative effect of accounting change (Note 6).............      (245)        --         --
                                                              --------    -------    -------
Net (loss) income...........................................  $   (586)   $ 9,580    $ 5,601
                                                              ========    =======    =======
Earnings per share (Notes 3 and 5):
  Basic --
     Net (loss) income before cumulative effect of
       accounting change....................................  $  (0.02)   $  0.60    $  0.41
     Cumulative effect of accounting change.................     (0.01)        --         --
                                                              --------    -------    -------
     Net (loss) income......................................  $  (0.03)   $  0.60    $  0.41
                                                              ========    =======    =======
  Diluted --
     Net (loss) income before cumulative effect of
       accounting change....................................  $  (0.02)   $  0.56    $  0.37
     Cumulative effect of accounting change.................     (0.01)        --         --
                                                              --------    -------    -------
     Net (loss) income......................................  $  (0.03)   $  0.56    $  0.37
                                                              ========    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  JANUARY 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $  7,691   $ 24,377
  Accounts receivable, net..................................    56,697     48,114
  Prepaid expenses and other current assets.................     8,913      4,137
  Deferred tax asset........................................     4,671      1,582
                                                              --------   --------
          Total current assets..............................    77,972     78,210
Fixed assets, net...........................................    37,604     25,199
Long-term accounts receivable, net..........................    10,660      7,330
Other long-term assets......................................     4,500      4,532
                                                              --------   --------
          Total assets......................................  $130,736   $115,271
                                                              ========   ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Trade accounts payable....................................  $  6,503   $  1,574
  Accrued employee expenses.................................     1,775      3,025
  Accrued other expenses....................................     8,341      6,519
  Deferred revenues.........................................    50,932     48,231
                                                              --------   --------
          Total current liabilities.........................    67,551     59,349
Long-term deferred revenues.................................     3,073      3,713
Long-term debt..............................................     3,000         --
Other long-term liabilities.................................     2,576      1,454
                                                              --------   --------
          Total liabilities.................................    76,200     64,516
                                                              --------   --------
Stockholders' equity:
  Preferred stock $.01 par value, 1,000,000 authorized
     shares, no shares issued or outstanding................        --         --
  Common stock, $.01 par value, 35,000,000 authorized
     shares, 17,493,251 shares issued and
     outstanding -- 1999; 16,239,236 issued and outstanding
     shares -- 1998 (Note 3)................................       175        162
  Additional paid-in capital................................    40,682     34,525
  Accumulated other comprehensive (loss) income.............       (48)       160
  Retained earnings.........................................    13,727     15,908
                                                              --------   --------
          Total stockholders' equity........................    54,536     50,755
                                                              --------   --------
     Commitments and contingencies (Note 13)
          Total liabilities and stockholders' equity........  $130,736   $115,271
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                            PREFERRED   COMMON   SUBSCRIPTION   PAID-IN   COMPREHENSIVE   RETAINED
                                                              STOCK     STOCK       NOTES       CAPITAL      INCOME       EARNINGS
                                                            ---------   ------   ------------   -------   -------------   --------
BALANCE AT FEBRUARY 1, 1996...............................       --       129        (666)       15,663         211         1,819
Public offering (Note 4)..................................       --        21         666        13,911          --            --
Exercise of stock options.................................       --         6          --           865          --            --
Tax benefit of non-qualified option exercises.............       --        --          --         1,665          --            --
Unrealized loss, net of realized gain on investment
  securities..............................................       --        --          --            --         (99)           --
1997 net income...........................................       --        --          --            --          --         5,601
  Comprehensive income for fiscal 1997....................
                                                             ------      ----       -----       -------       -----       -------
BALANCE AT JANUARY 31, 1997...............................   $   --      $156       $  --       $32,104       $ 112       $ 7,420
                                                             ------      ----       -----       -------       -----       -------
Exercise of stock options.................................       --         4          --           807          --            --
Tax benefit of non-qualified option exercises.............       --        --          --         1,365          --            --
BEC acquisition (Note 2)..................................       --         2          --           128          --        (1,092)
Employee stock purchase plan..............................       --        --          --           121          --            --
Unrealized gain on investment securities..................       --        --          --            --          48            --
1998 net income...........................................       --        --          --            --          --         9,580
  Comprehensive income for fiscal 1998....................
                                                             ------      ----       -----       -------       -----       -------
BALANCE AT JANUARY 31, 1998...............................   $   --      $162       $  --       $34,525       $ 160       $15,908
                                                             ------      ----       -----       -------       -----       -------
Exercise of stock options.................................       --         2          --           472          --            --
CLC Paramus acquisition (Note 2)..........................       --         5          --            32          --           350
CLC Delta acquisition (Note 2)............................       --         5          --           680          --        (1,945)
Tax benefit of non-qualified option exercises.............       --        --          --           250          --            --
Litigation settlement (Note 13)...........................       --        --          --         4,500          --            --
Employee stock purchase plan..............................       --         1          --           223          --            --
1999 net loss.............................................       --        --          --            --          --          (586)
Unrealized gain, net of realized gain on investment
  securities..............................................       --        --          --            --        (160)           --
Foreign currency translation adjustments..................       --        --          --            --         (48)           --
  Comprehensive loss for fiscal 1999......................
                                                             ------      ----       -----       -------       -----       -------
BALANCE AT JANUARY 31, 1999...............................   $   --      $175       $  --       $40,682       $ (48)      $13,727
                                                             ------      ----       -----       -------       -----       -------


                                                                TOTAL       COMPREHENSIVE
                                                            STOCKHOLDERS'      INCOME
                                                               EQUITY          (LOSS)
                                                            -------------   -------------
BALANCE AT FEBRUARY 1, 1996...............................      17,156
Public offering (Note 4)..................................      14,598
Exercise of stock options.................................         871
Tax benefit of non-qualified option exercises.............       1,665
Unrealized loss, net of realized gain on investment
  securities..............................................         (99)        $  (99)
1997 net income...........................................       5,601          5,601
                                                                               ------
  Comprehensive income for fiscal 1997....................                     $5,502
                                                               -------         ------
BALANCE AT JANUARY 31, 1997...............................     $39,792
                                                               -------
Exercise of stock options.................................         811
Tax benefit of non-qualified option exercises.............       1,365
BEC acquisition (Note 2)..................................        (962)
Employee stock purchase plan..............................         121
Unrealized gain on investment securities..................          48             48
1998 net income...........................................       9,580          9,580
                                                                               ------
  Comprehensive income for fiscal 1998....................                     $9,628
                                                                               ------
                                                               -------
BALANCE AT JANUARY 31, 1998...............................     $50,755
                                                               -------
Exercise of stock options.................................         474
CLC Paramus acquisition (Note 2)..........................         387
CLC Delta acquisition (Note 2)............................      (1,260)
Tax benefit of non-qualified option exercises.............         250
Litigation settlement (Note 13)...........................       4,500
Employee stock purchase plan..............................         224
1999 net loss.............................................        (586)          (586)
Unrealized gain, net of realized gain on investment
  securities..............................................        (160)          (160)
Foreign currency translation adjustments..................         (48)           (48)
                                                                               ------
  Comprehensive loss for fiscal 1999......................                     $ (794)
                                                                               ------
                                                               -------
BALANCE AT JANUARY 31, 1999...............................     $54,536
                                                               -------

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               FOR THE YEARS ENDED JANUARY 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flows from operating activities:
Net (loss) income...........................................  $   (586)   $  9,580    $  5,601
  Adjustments to reconcile net income to cash from operating activities:
     Provision for doubtful accounts........................     8,388       4,794       3,084
     Depreciation...........................................     7,521       4,020       2,318
     Litigation settlement expense..........................     4,500          --          --
     Amortization of intangible assets......................       558         362         362
     Deferred tax benefit...................................    (3,126)       (955)       (150)
  Changes in net assets and liabilities:
     Accounts receivable....................................   (13,850)    (22,405)    (11,875)
     Prepaid expenses and other current assets..............    (4,607)       (962)     (1,285)
     Long-term accounts receivable..........................    (4,275)     (4,888)     (2,065)
     Other long-term assets.................................      (230)       (203)       (213)
     Trade accounts payable.................................     4,140        (795)        821
     Accrued employee expenses..............................    (1,343)        654         801
     Accrued other expenses.................................       824       5,464       2,168
     Deferred revenues......................................    (1,047)     18,617      10,455
     Long-term deferred revenues............................      (640)      2,371         790
     Other long-term liabilities............................     1,455         581         (28)
                                                              --------    --------    --------
          Cash (used for) provided by operating
            activities......................................    (2,318)     16,235      10,784
                                                              --------    --------    --------
Cash flows from investing activities:
  Capital expenditures......................................   (18,367)    (19,548)     (7,455)
  Other.....................................................      (113)       (215)       (108)
  Cash from acquired companies..............................       932         324          --
                                                              --------    --------    --------
          Cash used for investing activities................   (17,548)    (19,439)     (7,563)
                                                              --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................        --          --      11,530
  Exercise of stock options.................................       474         811       3,273
  Proceeds from sales of common stock through employee stock
     purchase plan..........................................       224         121          --
  Redemption of subscription note receivable................        --          --         666
  Borrowing from long-term debt.............................     3,000          --          --
  Repayments of long-term debt..............................      (518)       (301)         --
                                                              --------    --------    --------
          Cash provided by financing activities.............     3,180         631      15,469
                                                              --------    --------    --------
Net (decrease) increase in cash and cash equivalents........   (16,686)     (2,573)     18,690
Cash and cash equivalents, beginning of year................    24,377      26,950       8,260
                                                              --------    --------    --------
Cash and cash equivalents, end of year......................  $  7,691    $ 24,377    $ 26,950
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1999, 1998 AND 1997
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 1 -- NATURE OF THE BUSINESS

     Computer Learning Centers, Inc. (the "Company" or "CLC"), is a public company traded on the NASDAQ National Market. As of January 31, 1999, the Company had twenty-seven operating Learning Centers in the U.S. and Canada and was headquartered in Fairfax, Virginia.

     As used herein, the fiscal years ended January 31, 1999, 1998, and 1997 are referred to as "1999", "1998", and "1997", respectively.

     The Company is involved in litigation incident to its business -- (See note
13).

  Geographic Information

     Effective upon the acquisition of Delta College, Inc. (see Note 2) in February 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments and related disclosures about geographic areas in annual financial statements. The Company operated exclusively in the U.S. prior to 1999. The following table illustrates financial information for the Company's U.S. and Canadian operations in 1999.

                                                  UNITED STATES   CANADA   CONSOLIDATED TOTALS
                                                  -------------   ------   -------------------
Total revenues..................................    $136,870      $7,481        $144,351
Long-lived assets...............................      36,564       1,040          37,604

NOTE 2 -- ACQUISITIONS

     On December 23, 1997, the Company completed the acquisition of Boston Education Corp. ("BEC"), a privately held provider of information technology education and training. The acquisition, which qualified as a tax free organization, was accounted for as a pooling of interests in accordance with Accounting Principles Bulletin No. 16, "Business Combinations" ("APB No. 16") and was completed by issuing 200,148 shares of CLC common stock in exchange for substantially all of the rights, title and interest in the assets and substantially all of the liabilities of BEC. BEC had calendar 1997 revenues of $5.2 million and had approximately 650 students enrolled at the date of acquisition at its two campuses: a main campus located in Somerville, MA and a branch in Methuen, MA. In connection with this acquisition, the Company incurred $400 of pooling expenses related to certain legal and accounting fees, which are reflected in the 1998 results of operations.

     On February 17, 1998 the Company acquired Markerdowne Corporation or Computer Learning Centers Paramus ("CLC Paramus"), a privately-held provider of information technology education and training based in Paramus, New Jersey. The acquisition, which qualified as a tax free reorganization, was accounted for as a pooling of interests in accordance with APB No. 16. The acquisition was completed by issuing 510,287 shares of CLC Common Stock in exchange for substantially all of the rights, title and interest in the assets and substantially all of the liabilities of CLC Paramus. CLC Paramus had calendar 1997 annual revenues of $6.7 million and had approximately 800 students enrolled at the date of acquisition. In connection with this acquisition, the Company incurred $385 of pooling expenses related to certain legal and accounting fees, which are reflected in 1999 results of operations.

     On February 20, 1998 the Company acquired Delta College, Inc. ("Delta College"), a Montreal, Quebec-based, privately-held provider of information technology education and training. The acquisition, which was accounted for as a pooling of interests in accordance with APB No. 16 and was completed by means of an exchange of all outstanding shares of Delta College for 548,408 shares of CLC Common Stock. Delta College reported revenues of $6.7 million for its fiscal year ended June 30, 1997 and had enrollment of approximately 800 students at the date of acquisition at two locations: Montreal and Laval, Quebec. In

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 2 -- ACQUISITIONS (CONTINUED)
connection with this acquisition, the Company incurred $467 of pooling expenses related to certain legal and accounting fees, which are reflected in 1999 results of operations.

     The prior years' financial statements were not restated to include the operations of BEC, CLC Paramus and Delta College on the basis of the immateriality of these acquisitions to the Company.

NOTE 3 -- STOCK SPLITS

     On December 8, 1997, the Board of Directors declared a two-for-one stock split payable on January 8, 1998 in the form of a 100% stock dividend on the Company's common stock, to stockholders of record at the close of business on December 29, 1997. On March 24, 1997 the Board of Directors declared a three for two stock split, in the form of a 50% stock dividend on the Company's common stock, payable April 14, 1997 to stockholders of record at the close of business on April 8, 1997. Share and per share amounts for all prior periods have been restated to reflect these stock splits.

NOTE 4 -- PUBLIC OFFERING

     On November 1, 1996, the Company completed a public offering (with an effective date of October 3, 1996), filing a registration statement on Form S-1 with the Securities and Exchange Commission ("SEC") for the sale of 3,915,000 shares of the Company's common stock at a price of $8.59 per share. The Company received total net proceeds of approximately $11.5 million from the sale of 1,500,000 shares. In connection with the offering, the Company also received approximately $2.4 million from the exercise of options to purchase 703,056 shares of common stock and approximately $666 for 211,944 shares of common stock issued upon payment of subscription notes receivable of certain stockholders. The remaining 1,500,000 shares were sold by certain selling stockholders, and the Company did not receive any proceeds from the sale of those shares. The total net proceeds of $14.6 million were used for the expansion of the Company's programs through additional locations as well as for working capital and general corporate purposes.

NOTE 5 -- EARNINGS PER SHARE

     The following table sets forth the basic and diluted earnings per share calculations for the years 1999, 1998 and 1997:

                                                              NET (LOSS)                PER SHARE
                                                                INCOME       SHARES      AMOUNT
                                                              ----------   ----------   ---------
1999
Earnings per share of common stock -- basic.................    $ (586)    17,318,049    $(0.03)
Dilutive securities:
  Stock options.............................................                       --
                                                                ------     ----------    ------
Earnings per share of common stock -- diluted...............    $ (586)    17,318,049    $(0.03)
                                                                ------     ----------    ------
1998
Earnings per share of common stock -- basic.................    $9,580     15,892,943    $ 0.60
Dilutive securities:
  Stock options.............................................                1,295,921
                                                                ------     ----------    ------
Earnings per share of common stock -- diluted...............    $9,580     17,188,864    $ 0.56
                                                                ------     ----------    ------

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 5 -- PER SHARE (CONTINUED)

                                                              NET (LOSS)                PER SHARE
                                                                INCOME       SHARES      AMOUNT
                                                              ----------   ----------   ---------
1997
Earnings per share of common stock -- basic.................    $5,601     13,718,912    $ 0.41
Dilutive securities:
  Stock options.............................................        --      1,199,706
  Subscription note.........................................                   99,226
                                                                ------     ----------    ------
Earnings per share of common stock -- diluted...............    $5,601     15,017,844    $ 0.37
                                                                ------     ----------    ------

     The Company had 1,664,831 options outstanding as of January 31, 1999 however, these options are not included in the calculation of the number of dilutive securities outstanding as their impact is antidulitive due to the net loss in 1999 and since certain options exercise prices were below the average market price of the common shares during the period. All options of the Company's stock had a dilutive effect for the years ended January 31, 1998 and 1997.

NOTE 6 -- SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation and principles of consolidation

     The financial statements include the Company and its wholly owned subsidiaries, Computer Learning Centers of Quebec, Inc. and Delta College, Inc. All significant intercompany balances and transactions have been eliminated.

  Earnings per share

     Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 -- "Earnings per Share" (SFAS No. 128), effective for 1998. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all potentially dilutive common shares outstanding. 1997 earnings per share data have been recalculated to reflect the provisions of SFAS No. 128.

  Revenue recognition

     The Company records accounts receivable and related deferred revenues when students are billed tuition for the programs they are attending. The deferred revenues are then recognized as tuition revenues on a pro rata basis over the term of instruction, which varies from eight to thirty- four-month programs.

  Reclassifications

     Certain reclassifications have been made to prior years' amounts to conform with the current year's presentation.

  Learning Center start-up costs

     Learning Center start-up costs consist of all direct costs incurred at a new Learning Center (excluding advertising costs) from the date a lease for a facility is entered into until the start of the first class. Prior to 1999, such capitalized costs were amortized on a straight-line basis over a one-year period commencing with the date of the start of the first class. In the fourth quarter of 1999, the Company adopted AICPA Statement

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 6 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of Position 98-5 "Reporting on the Costs of Start-Up Activities", which requires the Company to expense these start-up costs as they are incurred. Accordingly, the Company has recorded a charge of $245 (net of income tax benefit of $169) in 1999 representing the cumulative effect of this change in accounting principal. Net deferred start-up costs included in prepaid expenses and other current assets in the balance sheet as of January 31, 1998 was $414 (net of accumulated amortization of $458).

  Fair value of financial instruments

     The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, trade accounts payable, accrued other expenses and deferred revenues approximate fair value because of the immediate or short term maturity of these financial instruments.

  Advertising costs

     The Company expenses all advertising costs as incurred. Total advertising expense was $9,389, $6,212, and $4,739 for 1999, 1998 and 1997, respectively.

  Statement of cash flows

     For purposes of reporting cash flows, the Company considers investments having an original maturity of three months or less to be cash equivalents. Cash paid for income taxes in 1999, 1998 and 1997 aggregated $7,188, $4,580, and $2,429, respectively.

  Inventories

     Inventories consisting principally of program materials, books and supplies are stated at the lower of cost, determined on a first-in, first-out basis, or market. Total inventories, included in prepaid and other current assets in the consolidated balance sheets, were $1,224 and $851 at January 31, 1999 and 1998, respectively.

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

  Intangible assets

     Identifiable intangible net assets of $2,324 and $2,686 at January 31, 1999 and 1998, included in other long-term assets, consist primarily of U.S. Department of Education ("Department of Education" or the "Department") certifications of Title IV Program eligibility. These assets are being amortized through 2007, using a straight-line method. Accumulated amortization for these assets aggregated $4,195 and $3,833 at January 31, 1999 and 1998, respectively.

  Securities available for sale

     In November 1995, the Company's health insurance carrier, pursuant to a demutualization, issued to the Company 13,649 shares of common stock representing the Company's pro rata share of the carrier's policy

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 6 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) holder surplus at the demutualization date. In January 1997, the Company sold 9,300 shares of the common stock and realized a gain of $332. In March of 1998, the Company sold the remaining 4,349 shares of stock and realized a gain of $279.

  Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.

  Other Comprehensive (Loss) Income

     Effective February 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes new rules for the reporting and display of changes in equity from non-owner sources in the financial statements. Comprehensive income includes reported net income as adjusted for other non-owner changes in equity. Such changes consist of foreign currency translation adjustments and unrealized holding gains and losses on marketable securities. As permitted under the provisions of SFAS No. 130, these amounts are presented in the Consolidated Statements of Stockholders' Equity. Prior year financial statements have been reclassified to conform to SFAS No. 130 requirements.

  Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates by management that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, primarily in the areas of allowance for doubtful accounts, useful lives of intangible assets, regulatory provisions and deferred income taxes. Actual results could differ from these estimates.

NOTE 7 -- ACCOUNTS RECEIVABLE

     Student accounts receivables are initially established for the balance of course tuition (however, only for year one of two-year programs) at the time a student enrolls in the Learning Center and consist of financial aid, third party and self-pay receivable balances. Financial aid receivables are student receivable balances expected to be paid through Title IV program funds. Third party student receivable balances are those expected to be paid by employer companies or various non-Title IV federal and state agencies. Self-pay student receivables consist of those amounts to be paid by the student. The Company makes available to qualifying students alternative financing arrangements ("CLC financing") which help fund their education. Dependent upon the credit worthiness of the individual, CLC financing may be offered to assist students with meeting their financial obligations related to attending CLC. The Company requires students receiving CLC financing to make regular monthly payments. Depending on the level of financing extended to students, payment plans offered generally range from six months to three years. All amounts due to the Company in periods beyond one year are classified as long-term receivables.

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 7 -- ACCOUNTS RECEIVABLE (CONTINUED)
     When a student withdraws, tuition paid in excess of earned tuition revenues is refunded based on the applicable refund policy and tuition revenues earned in excess of tuition paid remains as an accounts receivable. Based on comparison to historical levels, the Company provides for estimated student withdrawals, as reductions to accounts receivable and related deferred revenue balances, thus stating these amounts at estimated net realizable value.

     Accounts receivable balances are reviewed no less than quarterly for the purposes of determining appropriate levels of the allowance for doubtful accounts. The Company establishes the allowance for doubtful accounts using an objective model, which applies various expected loss percentages to aging categories based on historical bad debt experience. The Company charges-off accounts receivable balances deemed to be uncollectible usually after they are delinquent 120 days. All charge offs are recorded as reductions in the allowance for doubtful accounts, with any recoveries of previously written off accounts receivables recorded as increases to the allowance for doubtful accounts.

     As of January 31, 1999 and 1998, net accounts receivable consisted of the following:

                                                                JANUARY 31, 1999
                                                          -----------------------------
                                                          CURRENT   LONG TERM    TOTAL
                                                          -------   ---------   -------
Accounts receivable.....................................  $75,360    $14,780    $90,140
Student withdrawal allowance............................  (12,664)    (1,986)   (14,650)
Allowance for doubtful accounts.........................   (5,999)    (2,134)    (8,133)
                                                          -------    -------    -------
                                                          $56,697    $10,660    $67,357
                                                          =======    =======    =======

                                                                JANUARY 31, 1998
                                                          -----------------------------
                                                          CURRENT   LONG TERM    TOTAL
                                                          -------   ---------   -------
Accounts receivable.....................................  $61,582    $10,464    $72,046
Student withdrawal allowance............................  (11,086)    (1,603)   (12,689)
Allowance for doubtful accounts.........................   (2,382)    (1,531)    (3,913)
                                                          -------    -------    -------
                                                          $48,114    $ 7,330    $55,444
                                                          =======    =======    =======

NOTE 8 -- FINANCIAL AID PROGRAMS AND REGULATORY MATTERS

  U.S. Department of Education  -- Regulation and Review

     The Company is subject to extensive regulation as a participant in various federal and state government supported financial aid programs. These regulations require, among other things, that the Company and its Learning Centers comply with certain financial responsibility and administrative capability requirements. Failure to comply with these requirements could result in restriction or loss by the Company or its Learning Centers of their ability to participate in federal or other financial aid programs or to provide educational and training services. Such restrictions could have a severe impact on the Company's business, financial condition and results of operations. For 1999, approximately 67% of the Company's revenues were derived from tuitions that are funded by various federal student financial aid programs.

     Under the Department of Education's regulations, an FFEL cohort default rate equal to or exceeding 25% in any one of the three most recent federal fiscal years can be a basis for the Department to place that institution on provisional certification for up to four years for lack of administrative capability. As of

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 8 -- FINANCIAL AID PROGRAMS AND REGULATORY MATTERS (CONTINUED)
January 31, 1999 four of the Company's Learning Centers are provisionally certified for participation in FFEL, due to either cohort default rate issues arising in prior years or due to a change of control following the Company's acquisition of these campuses. The provisional certifications of these four Learning Centers extend through July 2000 to September 2001.

     Under the standards of financial responsibility of the Department of Education, if an institution's annual financial aid compliance audit or a review by another regulatory agency finds that the institution made refunds late (as defined by Department regulation) to 5% or more of its students in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, on August 31, 1998, the Company posted a $1.5 million letter of credit with respect to all U.S. Learning Centers except the Somerville and Methuen, MA Learning Centers, for which separate letters of credit were required and the Paramus, NJ Learning Center, for which no letter of credit was required.

     During fiscal 1999, the Department of Education reviewed the Company's administration of federal student financial aid programs at its Alexandria and Manassas Learning Centers, respectively. The Department's report, issued in September 1998, contained numerous findings of noncompliance with Department regulations. The Company has responded to each of the findings raised in the report and negotiations aimed at their resolution are continuing. The findings raised in this report do not affect the current eligibility of these Learning Centers to participate in federal student aid programs or the manner in which such funds are disbursed. The Company does not believe that the resolution of this review will have a severe impact on the Company's business, financial condition and results of operations.

  Heightened Cash Monitoring

     On April 6, 1998, the Company was notified by the Department of Education that, based upon Department's monitoring of recent litigation involving the Company and certain student complaints lodged against the Company, it placed all Learning Centers on a "heightened cash monitoring status." This status allows all Learning Centers to continue to receive federal student financial assistance funds so long as the funds requested are drawn after they have been credited to student accounts and CLC subsequently provides evidence of such credit and other supporting information to Department. The Department does not consider "heightened cash monitoring status" to represent either an adverse or punitive action. This action by Department should not have any effect on the availability or timing of financial assistance to the Company's students, nor should it have a material affect on the Company's cash flow or operating results.

  State Authorization and Accreditation

     The Maryland Higher Education Commission ("MHEC") and Texas Workforce Commission ("TWC") reviewed programs at the Company's Laurel, Maryland and Houston, Texas Learning Centers, respectively. In October 1998, the MHEC issued its report citing several findings of regulatory noncompliance. The TWC's reports, issued in October 1998, contain findings related to their investigation of student complaints at the Houston Learning Center. The TWC and MHEC have directed the Company to make refunds to certain students affected by the noncompliance. In both of these states the Company has taken steps toward concluding the reviews with the respective state agency and does not anticipate that the actions taken by either state will jeopardize the licenses of either Learning Center. During 1999, the Company recorded expenses of $2,226 representing the total expenditures for agreed-upon student refunds as well as an accrual for estimated costs associated with resolving the findings included in these open regulatory matters.

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 8 -- FINANCIAL AID PROGRAMS AND REGULATORY MATTERS (CONTINUED)
     By letter dated April 3, 1998, from the State Superintendent of Education of the State of Illinois, to the Schaumburg Learning Center (the "Letter"), the Illinois State Board of Education ("ISBE"), the agency of the State of Illinois that authorizes the Schaumburg Learning Center, notified the Schaumburg Learning Center that they had determined that certain activities and procedures of the Schaumburg Learning Center were not in compliance with the Illinois Private Business and Vocational Schools Act ("Schools Act"). The Letter directed the Schaumburg Learning Center to cease and desist from all marketing and student enrollment activities until May 6, 1998. After reviewing the Company's initial response, the ISBE lifted the cease and desist order as of May 7, 1998.

     By letter dated December 18, 1998, the ISBE issued a report on its review of documentation submitted by the Schaumburg Learning Center regarding student refunds and placement statistics and issued a new order directing the Learning Center to cease and desist from all marketing and student enrollment activities. On February 26, 1999, in response to documentation submitted by the Learning Center, the ISBE lifted the cease and desist order, effective March 1, 1999, and announced that it would approve the extension of the Learning Center's license upon confirmation of the Learning Center's compliance with Illinois requirements. During March 3-5, 1999, the ISBE conducted a site visit at the Schaumburg Learning Center to establish such confirmation and, the Company believes that if the ISBE is satisfied, it will extend the Learning Center's license through June 30, 1999. In June 1999, if the Learning Center demonstrates continued compliance with the requirements of Illinois law, the ISBE will, in due course, process the renewal of the Learning Center's license for the year 2000. If the ISBE determines that the Schaumburg Learning Center is not in compliance, the ISBE may designate a hearing officer to decide whether the Schaumburg Learning Center's license to operate should be suspended or terminated.

NOTE 9 -- FIXED ASSETS

     Fixed assets consisted of the following:

                                                                  JANUARY 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Furniture and equipment.....................................  $ 36,829   $ 25,958
Leasehold improvements......................................    20,567      9,968
                                                              --------   --------
                                                                57,396     35,926
Less: Accumulated depreciation and amortization.............   (19,792)   (10,727)
                                                              --------   --------
                                                              $ 37,604   $ 25,199
                                                              ========   ========

NOTE 10 -- LONG-TERM DEBT

     The Company has a credit agreement with a bank, which provides for a $20.0 million secured revolving credit facility (increased from $8.5 million in October 1998), expiring on October 30, 2000. At January 31, 1999, there was a $3,000 outstanding balance under the revolving facility. The line of credit consists of a revolving credit note, inclusive of a $7.0 million convertible term loan. The interest on the facility is based either on the bank's United States ("U.S.") prime rate or the London Inter-Bank Offer Rate ("LIBOR") which was 7.75% and 5.60%, respectively, at January 31, 1999. Interest rates are equal to (i) the U.S. prime rate or LIBOR plus 1.25% for revolving credit loans and
(ii) the U.S. prime rate plus 0.25% or LIBOR plus 1.50% for convertible term loans. All interest payments are payable quarterly on the outstanding balance. The revolving loan balances are payable in a balloon payment on October 30, 2000 and the principal of the term

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 10 -- LONG-TERM DEBT (CONTINUED)
loan component is payable in equal quarterly installments. The Company pays a commitment fee of 0.20% based on the unused portion of the credit facility. The Company has granted the bank a security interest in accounts receivable. The agreement requires maintenance of certain financial ratios (current, leverage, and fixed charge ratios) and contains other restrictive covenants including limitations on purchases and sales of assets. At January 31, 1999, the Company was in compliance with all financial ratio requirements and all covenants.

     The Company had outstanding letters of credit of $5,991 and $432 at January 31, 1999 and 1998, respectively, primarily to the Department of Education for recertification for the Title IV Programs of its Learning Centers, an insurance company for surety bonds required by various states in which the Company operates and with certain of its landlords securing future rental payments of its facilities.

     In connection with the acquisitions described in Note 2, the Company repaid $518 and $301 of debt in 1999 and 1998, respectively.

NOTE 11 -- INCOME TAXES

     The components of pre-tax income (loss) from continuing operations are as follows:

                                                            FOR THE YEARS ENDED JANUARY 31,
                                                            --------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   --------
United States.............................................   $(2,132)    $16,237     $9,166
Canadian..................................................     1,398          --         --
                                                             -------     -------     ------
          Total...........................................   $  (734)    $16,237     $9,166
                                                             =======     =======     ======

     The components of the provisions for (benefits from) income taxes are as follows:

                                                            FOR THE YEARS ENDED JANUARY 31,
                                                            -------------------------------
                                                             1999         1998        1997
                                                            -------      ------      ------
Current:
  Federal.................................................  $ 1,631      $6,140      $2,813
  State...................................................      559       1,472         902
  Canadian................................................      543          --          --
Deferred:
  Federal and state.......................................   (3,126)       (955)       (150)
                                                            -------      ------      ------
Net provision for (benefit from) income taxes.............  $  (393)     $6,657      $3,565
                                                            =======      ======      ======

     Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes in periods which differ from those used for financial statement purposes.

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 11 -- INCOME TAXES (CONTINUED)
     At January 31, 1999 and 1998, the net deferred tax asset was comprised of the following:

                                                                JANUARY 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
Allowance for doubtful accounts.............................  $2,517   $1,525
Shareholder litigation settlement obligation................   2,112       --
Deferred rent accrual.......................................   1,153      632
Vacation pay accrual........................................     341      203
Employee benefits...........................................     156      105
Lease terminations..........................................      --      111
Other accruals..............................................      --       17
                                                              ------   ------
          Total deferred tax assets.........................   6,279    2,593
                                                              ------   ------
Depreciation and amortization...............................    (499)    (116)
Deferred start-up costs.....................................      --     (139)
Other deferred tax liabilities..............................    (401)     (85)
                                                              ------   ------
          Total deferred tax liabilities....................    (900)    (340)
                                                              ------   ------
          Net deferred tax assets...........................  $5,379   $2,253
                                                              ======   ======

     Management believes, based on the Company's history of earnings, that future income from operations will more likely than not be sufficient to fully recognize this net deferred tax asset. The components of the net deferred tax asset include a current and long-term portion. The long-term deferred tax assets are included in other long-term assets in the 1999 and 1998 consolidated balance sheets.

     Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

                                                                FOR THE YEARS ENDED
                                                                    JANUARY 31,
                                                              ------------------------
                                                              1999      1998      1997
                                                              ----      ----      ----
Statutory U.S. federal income tax rate......................  35.0%     35.0%     35.0%
State income taxes, net of federal benefit..................   6.6       6.4       6.8
Weighted average Canadian tax rates below U.S. and state tax
  rates.....................................................  (2.0)       --        --
Permanent differences and other.............................  13.9      (0.4)     (2.9)
                                                              ----      ----      ----
Effective income tax rate...................................  53.5%     41.0%     38.9%
                                                              ====      ====      ====

     The Company's effective income tax rate increased to 53.5% in 1999 from 41.0% in 1998. This is a result of relative higher tax rates applied to losses sustained in the Company's U.S. operations principally offset by income from operations of the Company's Canadian subsidiary. The statutory rates in Quebec, Canada, are lower than those of the Company's U.S. operations on a weighted average basis. On an individual country basis, effective income tax rates for the U.S. and Canada were 43.9% and 38.9%, respectively.

NOTE 12 -- SAVINGS AND EMPLOYEE STOCK PURCHASE PLANS

     The Company maintains a 401(k) plan covering substantially all employees. Under the terms of the plan, the Company will match 25% of employee contributions up to a maximum of 6% of annual employee

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 12 -- SAVINGS AND EMPLOYEE STOCK PURCHASE PLANS (CONTINUED) compensation. Company contributions under the plan aggregated $260, $99 and $76 for 1999, 1998, and 1997, respectively.

     On March 13, 1997, the Board of Directors ("Board") adopted, and on July 10, 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan ("ESPP"). With certain limited exceptions, all full time employees, including executive officers, employed by the Company for at least one year, are eligible to participate in the ESPP. The Company maintains payroll deduction accounts for all participating employees and an employee may authorize a payroll deduction in any whole percentage from 1% to 10% of the employee's eligible compensation, not to exceed $25. Under the terms of the ESPP, the Company's Common Stock may be acquired for an amount equal to 85% of the fair market value per share of Common stock on either the first day or the last day of the offering period, whichever is lower. The first offering period commenced on August 1, 1997 and terminated on January 31, 1998. Thereafter, the offering period commences on February 1 and terminates on January 31, unless otherwise determined by the Board. A total of 400,000 shares are authorized and available for purchase under the plan. There were 51,064 and 5,392 shares of Common Stock issued under the ESPP to eligible employees during fiscal year 1999 and 1998, respectively.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

  Settled Litigation

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

     On June 8, 1998, the Company and the AG reached an agreement settling the litigation filed on March 10, 1998. As a result of the settlement, which was approved by the Circuit Court in Cook County, Illinois, the Company agreed to make a voluntary contribution of $90 to the AG's consumer education fund, establish a four-year program to annually provide $95 worth of computer hardware and software to schools, programs, community sites and other non-profit or public institutions in the Chicago area and $10 worth of training in computer skills annually at the Company's Schaumburg and Chicago Learning Centers for teachers and other community-based personnel to enable them to make the most effective use of the computer equipment. The Company has fulfilled the first year of its agreement with the AG. The Company has also taken various measures required of it to comply with the agreement with the AG, including implementation of an ombudsman program and binding arbitration to resolve student complaints. Failure of the Company to continue to comply with the terms of the agreement with the AG may give rise to a violation of the consent decree settling the lawsuit, which in turn may result in adverse action against the Company including suspension or termination of the Company's licenses to operate within Illinois and other sanctions. The loss of operating authority in Illinois could have a severe impact on the Company.

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 13 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
     On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998. Over the following two months, eight similar cases were filed in United States District Courts: two in the Central District of California; five in the Northern District of Illinois; and one in the Eastern District of Virginia. The complaints alleged violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also alleged that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of the complaints were filed on behalf of classes of shareholders of Company Common Stock beginning as early as March 11, 1997 and ending as late as April 7, 1998. All of these shareholder lawsuits were consolidated and transferred to the United States District Court for the Eastern District of Virginia. The Company entered into a settlement agreement to resolve the class action lawsuit in January 1999. Terms of the settlement, which are subject to final judicial approval and shareholder vote, call for the payment of $3.0 million in cash (of which $2.35 million is covered by the Company's insurance policy) and the issuance of 550,000 shares of the Company's common stock, $.01 par value, subject to price protection features, which may result in additional payment of cash or issuance of stock at the Company's option, to guarantee a total settlement of $7.5 million. The price protection feature provides that the Company will issue additional stock or pay additional cash equal to the difference between the average stock price of the Company's common stock at certain dates and $8.18 per share. The settlement agreement contains a floor of $2.00 per share, at which the settlement agreement may be terminated at the plaintiffs' option. In addition to the stock and cash components of the settlement agreement, the total settlement expense also includes $449 of legal expenses (in excess of insurance reimbursements) specifically related to the class action litigation settlement.

  Active Litigation

     On May 5, 1998, a class action lawsuit was filed against the Company in the Superior Court of New Jersey in Bergen County, New Jersey, on behalf of all students who attended a Learning Center in New Jersey within six years of May 5, 1998. The complaint alleges, among other things, that the Company, at its Learning Centers located in the state of New Jersey, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated the New Jersey Consumer Fraud Act. The Company is unable to estimate the outcome of the matter or any potential liability, however, an unfavorable outcome may result in adverse action against the Company including suspension or termination of the Company's licenses to operate within New Jersey and other sanctions. The loss of operating authority in New Jersey would have a severe impact on the Company.

     On May 19, 1998, a lawsuit was filed against the Company in the District Court of Harris County, Texas, on behalf of six former students of the Houston Learning Center. Subsequently, the petition was amended to seek certification as a class action lawsuit and removed to the U.S. District Court for the Southern District of Texas, Houston Division. The complaint alleges, among other things, that the Company, at its Learning Centers located in the state of Texas, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated the Texas Deceptive Trade Practices Act. The Company is unable to estimate the outcome of the matter or any potential liability however, an unfavorable outcome may result in adverse action against the Company including suspension or termination of the Company's licenses to operate within Texas and other sanctions. The loss of operating authority in Texas would have a severe impact on the Company.

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 13 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
     Between June 1, 1998 and December 31, 1998, the Company was named as defendant in five other lawsuits in California, Texas and Virginia by individual students or groups of students who formerly attended one of its Learning Centers. The complaints allege, among other things, that the Company failed to provide plaintiffs with certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated applicable state consumer laws. The Company is unable to estimate the outcome of these matters or any potential liabilities connected with any of these lawsuits.

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

     Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 1999 are as follows:

2000........................................................   $9,368
2001........................................................    8,217
2002........................................................    8,329
2003........................................................    7,173
2004........................................................    6,323
Thereafter..................................................   20,000
                                                              -------
                                                              $59,410
                                                              =======

     Rent expense under these lease agreements aggregated $9,710, $6,299, and $5,176 for 1999, 1998, and 1997, respectively.

  Employee Agreements

     On February 1, 1997, the Company entered into an employment agreement with the Chief Executive Officer of the Company, pursuant to which he is entitled to 24 months of salary and benefits and a guaranteed

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 13 -- COMMITMENTS AND CONTINGENCIES (CONTINUED) bonus which would be payable with respect to the year in which any breach of such agreement occurred, as specified. In addition, if he were terminated as the result of a change of control as defined in the agreement, he will receive an amount equal to three times the greater of the average annual total compensation paid to him over the Company's last three fiscal years or the total compensation paid during the Company's most recent fiscal year end.

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

     On June 15, 1998, the Company entered into a severance agreement with the Vice President of Operations of the Company, pursuant to which she is entitled to a lump sum of 12 months of salary for termination without cause or resignation for good reason. In addition, if she were terminated as a result of a change in control as defined in the agreement, she will receive a lump sum amount equal to one and one half times her base salary.

     On November 3, 1998, the Company entered into a severance agreement with the President of the Company, pursuant to which he is entitled to a lump sum of one and one half times his annual salary for termination without cause or resignation for good reason. In addition, if he were terminated as a result of a change in control as defined in the agreement, he will receive a lump sum amount equal to two times his current base salary and two times his annual bonus of the prior fiscal year.

NOTE 14 -- STOCK INCENTIVE PLANS

     The Company has a Long-Term Incentive Plan that provides for award of incentive and nonqualified common stock options and common stock appreciation rights to certain directors, officers and key employees. The Company has provided that no further grants may be made under the plan. As of January 31, 1999, options to purchase 95,771 shares of common stock were outstanding under this plan.

     The 1995 Stock Incentive Plan ("1995 Stock Plan"), provides a variety of awards, including stock options, stock appreciation rights and restricted and unrestricted stock grants to the Company's employees, officers, consultants and advisors. Stock options may be granted either in the form of incentive stock options or non-qualified stock options. The option exercise price of incentive stock options may not be less than the fair market value of the common stock on the date of grant. The Company has reserved 1,460,460 shares of common stock for grant under the plan. As of January 31, 1999 options to purchase 1,317,000 shares of common stock were outstanding under this plan, and 11,460 options were available for grant.

     Due to declines in the market value of the Company's Common Stock, as of December 14, 1998, some outstanding options under the Company's 1995 Stock Plan were exercisable at prices which substantially exceeded the market value of the Common Stock. In view of such declines in market value and in keeping with the Company's philosophy of utilizing equity incentives to motivate and retain qualified employees, the Board of Directors adopted amendments to regain the incentive intended to be provided by options to purchase shares of the Company's Common Stock. Under these amendments, stock options held on December 14, 1998, by optionees other than directors and executive officers which had an exercise price greater than $6.50 per share were amended to reduce their exercise price to the closing price of CLC Common Stock on that date, or $5.0625 per share. The amended options have the same vesting provisions as the original options to which they relate except they will not be exercisable during the six-month period beginning

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 14 -- STOCK INCENTIVE PLANS (CONTINUED)
December 14, 1998. Options covering an aggregate of 212,800 shares of Common Stock were amended by this action.

     In August 1998 the stockholders' approved the Company's 1998 Stock Incentive Plan, which provides for the same types of awards as under the 1995 Stock Plan. The Company has reserved 1,000,000 shares of common stock for grant under this plan. As of January 31, 1999 options to purchase 100,000 shares of common stock were outstanding under this plan, and 900,000 options were available for grant.

     The 1995 Non-Employee Directors Stock Option Plan, provides for the grant to each of the current non-employee directors of an option exercisable for shares of common stock. All options granted under the plan will have an exercise price equal to the fair market value of the common stock on the date of grant. The Company has reserved 210,534 shares for issuance under this plan. As of January 31, 1999, options to purchase 148,060 shares of common stock were outstanding under this plan, and 48,434 options were available for grant.

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

     The Company accounts for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation costs have been recognized for its option plans. The following table sets forth pro forma information as if compensation cost for its stock option plans had been determined based on the fair value at the grant date for awards consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                                FOR THE YEARS ENDED
                                                                    JANUARY 31,
                                                             -------------------------
                                                              1999      1998     1997
                                                             -------   ------   ------
Net (loss) income -- as reported...........................  $  (586)  $9,580   $5,601
Net (loss) income -- pro forma.............................   (1,530)   7,879    4,585
Earnings per share -- as reported:
  Basic....................................................  $ (0.03)  $ 0.60   $ 0.41
  Diluted..................................................    (0.03)    0.56     0.37
Earnings per share -- pro forma:
  Basic....................................................  $ (0.09)  $ 0.50   $ 0.33
  Diluted..................................................    (0.09)    0.46     0.31

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 14 -- STOCK INCENTIVE PLANS (CONTINUED)
     The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                               FOR THE YEARS ENDED
                                                                   JANUARY 31,
                                                              ---------------------
                                                              1999    1998    1997
                                                              -----   -----   -----
Expected life (years).......................................     5       5       5
Interest rate...............................................   4.8%    5.6%    6.7%
Volatility..................................................  64.3%   43.3%   42.5%

     The calculated weighted average fair values of stock options granted during 1999, 1998 and 1997, using the Black-Scholes model, were $3.20, $7.61 and $3.53 per option, respectively.

                                                        INCENTIVE   NON QUALIFIED   WEIGHTED AVERAGE
                                                          STOCK         STOCK           EXERCISE
                                                         OPTIONS       OPTIONS           PRICES
                                                        ---------   -------------   ----------------
Outstanding at February 1, 1996.......................  1,540,194      353,244           $ 2.61
                                                        ---------     --------           ------
  Options granted.....................................    968,648           --             7.45
  Options exercised...................................   (829,680)    (329,694)            2.82
                                                        ---------     --------           ------
Outstanding at January 31, 1997.......................  1,679,162       23,550           $ 5.22
                                                        ---------     --------           ------
  Options granted.....................................    160,050           --           $16.43
  Options exercised...................................   (399,196)          --             2.03
                                                        ---------     --------           ------
Outstanding at January 31, 1998.......................  1,440,016       23,550           $ 7.31
                                                        ---------     --------           ------
  Options granted.....................................    311,505        1,245           $ 5.54
  Options exercised...................................    (84,935)     (23,550)            3.91
  Options cancelled...................................     (3,000)          --            10.16
                                                        ---------     --------           ------
Outstanding at January 31, 1999.......................  1,663,586        1,245           $ 6.77
                                                        ---------     --------           ------

     The weighted average exercise prices for the nonqualified stock options outstanding, included above, as of January 31, 1999 and 1998 was $5.06 and $4.84, respectively. Incentive stock options and nonqualified stock options exercisable were 747,313 and none at January 31, 1999 and 535,615 and 23,550 at January 31, 1998 and 377,280 and 23,550 at January 31, 1997, respectively.

     The following table summarizes information about options outstanding at January 31, 1999:

                                             OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                        ------------------------------                    -------------------------
                                                          WEIGHTED                                       WEIGHTED
                                                          AVERAGE           WEIGHTED                      AVERAGE
               RANGE OF                   NUMBER         REMAINING          AVERAGE         NUMBER      EXERCISABLE
           EXERCISE PRICES              OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE      PRICE
           ---------------              -----------   ----------------   --------------   -----------   -----------
 $1.83 to  $6.67......................     846,891       7.7 years           $4.04          288,031       $ 2.99
 $6.68 to $12.00......................     744,640       7.9 years            8.31          422,644         8.27
$12.01 to $22.25......................      73,300       8.4 years           22.25           36,638        22.25
                                         ---------       ---------           -----          -------       ------
                                         1,664,831       8.2 years           $6.77          747,313       $ 6.92
                                         =========       =========           =====          =======       ======

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999, 1998 AND 1997 (CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       FISCAL YEAR 1999
                                                                      THREE MONTHS ENDED
                                                       ------------------------------------------------
                                                       APRIL 30,   JULY 31,   OCTOBER 31,   JANUARY 31,
                                                         1998        1998        1998          1999
                                                       ---------   --------   -----------   -----------
Revenues.............................................   $36,056    $35,273      $37,076       $35,946
Costs and expenses...................................    31,133     34,025       36,322        38,798
Income (loss) from operations........................     4,923      1,248          754        (2,852)
Interest income, net.................................       284        135           36            58
Gain on sale of investment securities................       279         --           --            --
Litigation settlement expense........................      (210)        --           --        (5,389)
Cumulative effect of accounting change...............        --         --           --          (245)
Net income (loss)....................................   $ 3,143    $   862      $   473       $(5,064)
Earnings per share:
  Basic..............................................   $  0.18    $  0.05      $  0.03       $ (0.29)
  Diluted............................................   $  0.17    $  0.05      $  0.03       $ (0.29)

                                                                       FISCAL YEAR 1998
                                                                      THREE MONTHS ENDED
                                                       ------------------------------------------------
                                                       APRIL 30,   JULY 31,   OCTOBER 31,   JANUARY 31,
                                                         1997        1997        1997          1998
                                                       ---------   --------   -----------   -----------
Revenues.............................................   $20,830    $22,138      $25,682       $28,339
Costs and expenses...................................    17,309     18,917       21,740        24,177
Income from operations...............................     3,521      3,221        3,942         4,162
Interest income, net.................................       346        367          341           337
Net income...........................................   $ 2,243    $ 2,078      $ 2,595       $ 2,664
Earnings per share:
  Basic..............................................   $  0.14    $  0.13      $  0.16       $  0.17
  Diluted............................................      0.14       0.12         0.15          0.15

NOTE 16 -- SUBSEQUENT EVENTS

     On April 29, 1999, the Company entered into a settlement agreement with the MHEC (see Note 8 "State Authorization and Accreditation") regarding regulatory matters at its Laurel, Maryland Learning Center. The settlement agreement requires the Company pay a fine of $60, proceed with implementing administrative procedures proposed and to continue providing documents requested to substantiate the Company's compliance with MHEC demands made in its October 1998 letter. The Company has provided for the fine imposed by MHEC and this amount is included in accrued other expenses in the consolidated balance sheet as of January 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding directors of the Company will be set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of the Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year, and is incorporated herein by reference. The following sets forth information as of January 31, 1999 concerning the Company's executive officers:

                    NAME                      AGE                     POSITION
                    ----                      ---                     --------
Reid R. Bechtle                                46  Chief Executive Officer and Director
John L. Corse                                  57  President, Chief Operating Officer and Director
Charles L. Cosgrove                            44  Vice President and Chief Financial Officer
Susan L. Luster                                47  Vice President of Operations
Christine M. Strachota                         52  Vice President
Harry H. Gaines                                61  Chairman of the Board of Directors

     Mr. Bechtle joined the Company in 1991 as President of what was then its Computer Learning Center division and has been Chief Executive Officer and a director of the Company since October 1994. Mr. Bechtle also served as President of the Company from October 1994 until November 1998. From 1982 to 1991, he served as President of Multi-List, Inc., a software services subsidiary of PRC/Litton, Inc. ("PRC").

     Mr. Corse joined the Company in November 1998 as President and Chief Operating Officer and has served as a Director of the Company since October 1994. Since September 1997, Mr. Corse had been a self-employed business consultant. From February 1995 to August 1997, he served as President of Hughes Advanced Systems, a subsidiary of Hughes Aircraft Corporation and a provider of information systems and services to businesses. From 1993 to 1995, Mr. Corse was a self-employed business consultant. From 1992 to 1993, he served as President and Chief Executive Officer of Security Software America, Inc., a software publisher serving government contractors and government agencies. From 1990 to 1992, Mr. Corse was a self-employed business consultant.

     Mr. Cosgrove joined the Company in 1992 as Vice President and Chief Financial Officer of what was then its Computer Learning Center division and has been Vice President and Chief Financial Officer of the Company since October 1994. From March 1990 to 1992, he served as Vice President, Controller of the government operations division of PRC.

     Ms. Luster joined the Company in November 1995 as Vice President. She served as Chief Operating Officer of the Company from November 1995 until November 1998. From April 1994 to November 1995, she was a partner of Tower Technologies, Inc., an information technology consulting company. From January 1992 to April 1994, she was Senior Vice President of Infodata Systems, Inc., a document management software company, and from May 1986 to January 1992, she served as Senior Vice President of Operations with AGS Information Services, a systems development company.

     Ms. Strachota joined the Company in February 1998 as Vice President. From January 1982 to February 1998, she was Senior Vice President and Chief Operating Officer of Interealty Corporation, a professional services firm serving the real estate industry.

     Mr. Gaines has been Chairman of the Board of Directors since October 1994 and has served as a director since 1987. From 1987 to October 1994 and from 1988 to October 1994, he served as President and Chief Executive Officer of the Company and of Mohr Development Incorporated, respectively. From 1989 through September 1995, Mr. Gaines served as President of Blessing/White.

ITEM 11.  EXECUTIVE COMPENSATION

     This information required by this Item 11 concerning remuneration of the Company's officers and directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

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

     On January 15, 1998, the Company entered into a severance agreement with the Chief Financial Officer of the Company, Charles Cosgrove. The agreement will expire upon the termination of Mr. Cosgrove's employment with the Company for any reason whatsoever. The agreement provides for an annual salary of not less than $165,000, which may be increased from time to time by the Compensation Committee of the Company's Board of Directors. In addition, the agreement specifies that Mr. Cosgrove shall be eligible to receive an annual bonus payable under the Company's bonus plan in accordance with the bonus criteria established by the Company's Board of Directors. In the event Mr. Cosgrove's employment is terminated without cause or he resigns for reasons defined in the agreement, he is entitled to receive a lump sum payment in an amount equal to one times his base salary in effect as of the date of termination. In addition, if Mr. Cosgrove's employment is terminated as a result of a change in control as defined in the agreement, he will receive a lump sum amount equal to one and one half times his base salary plus one and one half times his prior fiscal year bonus or current year target bonus, whichever is larger.

     On June 15, 1998, the Company entered into a severance agreement with the Vice President of Operations of the Company, Susan L. Luster. The agreement will expire upon the termination of Ms. Luster's employment with the Company for any reason whatsoever. The agreement provides for an annual salary of not less than $157,500, which may be increased from time to time by the Compensation Committee. In the event Ms. Luster's employment is terminated without cause or resignation for reasons defined in the agreement, she is entitled to a lump sum of 12 months of salary for termination. In addition, if she were terminated as a result of a change in control as defined in the agreement, she will receive a lump sum amount equal to one and one half times her base salary.

     On November 3, 1998, the Company entered into a severance agreement with the President of the Company, John L. Corse. The agreement will expire upon the termination of Mr. Corse's employment with the Company for any reason whatsoever. The agreement provides for an annual salary of not less than $215,000, which may be increased from time to time by the Compensation Committee. In the event Mr. Corse's employment is terminated without cause or resignation for reasons defined in the agreement, he is entitled to a lump sum of one and one half times his annual salary for termination. In addition, if he were terminated as a result of a change in control as defined in the agreement, he will receive a lump sum amount equal to two times is current base salary and two times his annual bonus of the prior fiscal year.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

          A. Consolidated Financial Statements, see index in Item 8 on page F-1

             (1) Report of Independent Accountants

             (2) Consolidated Financial Statements

               (a) Consolidated Statements of Operations for the years ended
                   January 31, 1999; Statements of Operations for the years ended January 31, 1998 and 1997;

               (b) Consolidated Balance Sheet as of January 31, 1999; Balance
                   Sheet as of January 31, 1998;

               (c) Consolidated Statement of Stockholders' Equity as of January
                   31, 1999; Statements of Stockholders' Equity as of January 31, 1998 and 1997;

               (d) Consolidated Statement of Cash Flows for the years ended
                   January 31, 1999; Statements of Cash Flows for the years ended January 31, 1998 and 1997;

                (e) Notes to Consolidated Financial Statements

          B. Consolidated Financial Statement Schedule, see index in Item 8 on page F-1

          C. Exhibits

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT                   SEQUENTIALLY NUMBERED PAGE
-------            ----------------------                   --------------------------
 2.1      Asset Purchase Agreement dated November    Incorporated by reference to Exhibit 2 of
          7, 1997, by and among the Company, BEC,    the Registrant's Form S-3 Registration
          CTG, David F. Carney and Sandra E. Carney  Statement filed January 22, 1998 (No.
                                                     333-44729)
 2.2      Asset Purchase Agreement dated December    Incorporated by reference to Exhibit 99.1
          31, 1997 by and among the Company,         of the Company's Current Report on Form
          Markerdowne Corporation, Graeme Dorras,    8-K filed March 10, 1998 (the "Form 8-K")
          Randy Proto and Chris Coutts

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT                   SEQUENTIALLY NUMBERED PAGE
-------            ----------------------                   --------------------------
 2.3      Amended and Restated Share Purchase        Incorporated by reference to Exhibit 99.2
          Agreement dated February 20, 1998 by and   of the Form 8-K)
          among Computer Learning Centers, Inc.,
          Computer Learning Centers of Quebec,
          Inc., Delta College, Inc., Roger Matte,
          Marie Josee-Matte, Dominique Matte,
          Johanne Matte, Suzanne Matte and Dolmen
          (1994) Inc.
 3.1      Second Amended and Restated Certificate    Incorporated by reference to Exhibit 3.1
          of Incorporation, as amended               of the Registrant's report on Form 10-Q
                                                     for the quarter ended July 31, 1997 filed
                                                     September 9, 1997
 3.2      Second Amended and Restated Certificate    Incorporated by reference to Exhibit 3.3
          of Incorporation of the Registrant         of the Registrant's Report on Form 10-Q
                                                     filed July 14, 1995 (the "1995 Form
                                                     10-Q")
 3.3      Amended and Restated Bylaws of the         Incorporated by reference to Exhibit 3.4
          Registrant                                 of the Registrant's Form S-1 Registration
                                                     Statement, as amended, filed March 29,
                                                     1995 (No. 33-90716) (the "Form S-1")
 4.1      Form of Certificate for Shares of          Incorporated by reference to Exhibit 4.1
          Registrant's Common Stock                  of Form S-1
10.1      Severance Agreement, dated January 15,     Incorporated by reference to Exhibit 10
          1998, by and between Charles L. Cosgrove   of the Registrant's S-3 Registration
          and the Registrant                         Statement filed January 22, 1998
10.2*     Long-Term Incentive Plan, as amended       Incorporated by reference to Exhibit 10.1
                                                     of the Form S-1
10.3*     1995 Stock Incentive Plan, as amended by   Incorporated by reference to Exhibit 10.1
          the Board of Directors on March 23, 1996.  of the Registrant's Report on Form 10-Q
                                                     filed June 13, 1996
10.4*     1995 Non-Employee Directors Stock Option   Incorporated by reference to Exhibit 10.3
          Plan                                       of the Form S-1
10.5      Second Amended and Restated Shareholders'  Incorporated by reference to Exhibit 10.1
          Agreement                                  of the 1995 Form 10-Q
10.6      Assignment Agreement, dated as of          Incorporated by reference to Exhibit 10.6
          February 27, 1995, by and among Blessing/  of the Form S-1
          White Inc., Harry H. Gaines and the
          Registrant.
10.7      Voting Agreement dated May 5, 1995 by and  Incorporated by reference to Exhibit
          among General Atlantic Corporation,        10.16 of the Form S-1
          General Atlantic Partners II, L.P. and
          GAP-CLC Partners, L.P.
10.8      Stock Repurchase Agreement, dated May 5,   Incorporated by reference to Exhibit
          1995, by and between Bankers Trust         10.17 of the Form S-1
          (Delaware) and the Registrant.
10.9      Stock Repurchase Agreement, dated May 5,   Incorporated by reference to Exhibit
          1995 by and between BancBoston Capital,    10.18 of the Form S-1
          Inc. and the Registrant.

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT                   SEQUENTIALLY NUMBERED PAGE
-------            ----------------------                   --------------------------
10.10     Stock Repurchase Agreement, dated May 5,   Incorporated by reference to Exhibit
          1995 by and between GAP-CLC Partners,      10.19 of the Form S-1
          L.P. and the Registrant.
10.11     Tax Sharing and Indemnification Agreement  Incorporated by reference to Exhibit
          by and between the Registrant and          10.26 of the Form 1996 10-K
          Blessing/ White, Inc.
10.13     Employment Agreement, dated February 1,    Incorporated by reference to Exhibit
          1997, by and between Reid Bechtle and the  10.33 of the Registrant's Form 10-K filed
          Registrant.                                April 30, 1997
10.14     Credit Agreement, dated December 23, 1996  Incorporated by reference to Exhibit
          by and between CoreStates Bank, N.A. and   10.34 of the Registrant's Form 10-K filed
          the Registrant.                            April 30, 1997
10.15     Severance Agreement, dated June 15, 1998,  Incorporated by reference to Exhibit 10.1
          by and between Susan L. Luster and the     of the Form 10-Q filed September 14, 1998
          Registrant.
10.16     Severance Agreement, dated November 3,     Filed herewith
          1998, by and between John L. Corse and
          the Registrant.
10.17*    1998 Stock Incentive Plan                  Incorporated by reference to Exhibit 99.1
                                                     of the Registrant's Form S-8 filed
                                                     December 23, 1998
10.20     Stipulation and Agreement of Settlement,   Filed herewith
          dated February 17, 1999, by and between
          Ganesh, L.L.C., et al., On Behalf of
          themselves and All Others Similarly
          Situated and the Registrant (Civil Action
          No. 98-859-A filed in the U.S. District
          Court-Eastern District of Virginia).
11.1      Computation of historical and              Filed herewith
          supplemental pro forma earnings per
          share.
21.1      List of subsidiaries.                      Incorporated by reference to Exhibit 21.1
                                                     of the Form S-1
23.1      Consent of PricewaterhouseCoopers LLP      Filed herewith
23.2      Consent of PricewaterhouseCoopers LLP      Filed herewith
27        Financial Data Schedule                    Filed herewith
99.1      Computer Learning Centers, Inc. Employee   Incorporated by reference to Exhibit 99.1
          Stock Purchase Plan dated July 10, 1998    of the Registrant's Form S-8 Registration
                                                     Statement filed December 31, 1997

---------------
* This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

                                    PART IV

          D. Reports on Form 8-K

                 REPORT DATE                                  EVENT REPORTED
                 -----------                                  --------------
February 17, 1998                              The Company announced that it had completed
                                               the separate acquisitions of Markerdowne
                                               Corporation and Delta College, Inc. in
                                               February 1998.
March 10, 1998                                 The Company announced that it was served with
                                               a complaint by the Attorney General of
                                               Illinois alleging that the Company violated
                                               the state's private Business and Vocational
                                               School Act and Consumer Fraud and Deceptive
                                               Business Practices Act.
June 8, 1998                                   The Company announced that it had reached a
                                               settlement with the previously announced
                                               complaint by the Attorney General of Illinois
                                               alleging violation of the Acts.
January 11, 1999                               The Company announced that it had entered
                                               into a memorandum of understanding to settle
                                               a previously disclosed class-action
                                               shareholder lawsuit filed against the Company
                                               in early 1998.

                                  SCHEDULE II
                        COMPUTER LEARNING CENTERS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO
                                                    BEGINNING OF   COSTS AND       NET       BALANCE AT
                                                        YEAR        EXPENSES    WRITE-OFFS   END OF YEAR
                                                    ------------   ----------   ----------   -----------
January 31, 1997
  Allowance for doubtful accounts.................     1,507         3,084        (2,341)       2,250
January 31, 1998
  Allowance for doubtful accounts.................     2,250         4,794        (3,131)       3,913
January 31, 1999
  Allowance for doubtful accounts.................     3,913         8,388        (4,168)       8,133

     The Company's allowance for doubtful accounts at January 31, 1999 and 1998 includes amounts applicable to current accounts receivable ($5,999 and $2,382, respectively) and long-term accounts receivable ($2,134 and $1,531, respectively).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPUTER LEARNING CENTERS, INC.

Dated: May 3, 1999                        By:      /s/ REID R. BECHTLE

                                            ------------------------------------
                                                      Reid R. Bechtle,
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                      DATE
              ---------                                 -----                      ----

/s/ REID R. BECHTLE                     Chief Executive Officer and Director    May 3, 1999
--------------------------------------  (Principal Executive Officer)
Reid R. Bechtle

/s/ JOHN L. CORSE                       President, Chief Operating Officer,     May 3, 1999
--------------------------------------  and Director
John L. Corse

/s/ CHARLES L. COSGROVE                 Vice President and Chief Financial      May 3, 1999
--------------------------------------  Officer (Principal Financial Officer)
Charles L. Cosgrove

/s/ MARK M. NASSER                      Controller (Principal Accounting        May 3, 1999
--------------------------------------  Officer)
Mark M. Nasser

/s/ HARRY H. GAINES                     Director                                May 3, 1999
--------------------------------------
Harry H. Gaines

/s/ RALPH W. CLARK                      Director                                May 3, 1999
--------------------------------------
Ralph W. Clark

/s/ IRA D. COHEN                        Director                                May 3, 1999
--------------------------------------
Ira D. Cohen

/s/ STEPHEN P. REYNOLDS                 Director                                May 3, 1999
--------------------------------------
Stephen P. Reynolds

                                                                    EXHIBIT 11.1

                       COMPUTATION OF EARNINGS PER SHARE
                        JANUARY 31, 1999, 1998, AND 1997

            (DOLLAR AMOUNTS IN THOUSANDS, EXPECT PER SHARE AMOUNTS)
             SEE NOTES 3 AND 5 TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Net (loss) income.....................................  $      (586)  $     9,580   $     5,601
                                                        ===========   ===========   ===========
Weighted average number of common shares
  outstanding -- Basic................................   17,318,049    15,892,943    13,718,912
Dilutive securities:
  Employee stock options..............................           (a)    1,197,052       998,199
  Non employee stock options..........................           (a)       98,869       201,507
  Subscription note receivable........................           --            --        99,226
                                                        -----------   -----------   -----------
Weighted average number of common shares
  outstanding -- Diluted..............................   17,318,049    17,188,864    15,017,844
                                                        ===========   ===========   ===========
Earnings per share:
  Basic...............................................  $     (0.03)  $      0.60   $      0.41
                                                        ===========   ===========   ===========
  Diluted.............................................  $     (0.03)  $      0.56   $      0.37
                                                        ===========   ===========   ===========

---------------
(a) The Company had a total of 1,664,831 options outstanding as of January 31, 1999; however, these options are not included in the calculation of the number of dilutive securities outstanding as their impact is antidulitive due to the net loss in 1999 and that certain options exercise prices were below the average market price of the common shares during the period.

     Share amounts and earnings per share restated to reflect the January 1998 two for one stock split and the April 1997 three for two stock split.

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-17009, 333-43633 and 333-69583) of Computer Learning Centers, Inc. of our report dated March 17, 1999, except as to Note 16, which is as of April 29, 1999, appearing on page F-2 of this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP
---------------------------------------------------------
PricewaterhouseCoopers LLP
New York, New York
May 3, 1999

                                                                    EXHIBIT 23.2

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 333-44729 and 333-48467) of Computer Learning Centers, Inc. of our report dated March 17, 1999, except as to Note 16, which is as of April 29, 1999, appearing on page F-2 of this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP
---------------------------------------------------------
PricewaterhouseCoopers LLP
New York, New York
May 3, 1999