Form 10-Q
period 1999-04-30
COMPUTER LEARNING CENTERS INC
filed 1999-06-14
CIK 943206

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

       (MARK ONE)

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      -----   ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                                       OR

      ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM            TO           .
                                                    ----------    ----------

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

                              Yes  X          No
                                  ---            ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                             OUTSTANDING AT JUNE 8, 1999
Common Stock, $.01 par value                          17,493,251


================================================================================

                         COMPUTER LEARNING CENTERS, INC.

                                      INDEX


                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
  Consolidated Statements of Operations...................................     3
  Consolidated Balance Sheets.............................................     4
  Consolidated Statements of Cash Flows...................................     5
  Notes to Consolidated Financial Statements..............................     6
Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of  Operations....................................................    13
Item 3.  Quantitative and Qualitative Disclosures about Market Risks......    20

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings................................................    21
Item 2.  Changes in Securities............................................    22
Item 3.  Defaults Upon Senior Securities..................................    22
Item 4.  Submission of Matters to a Vote of Security Holders..............    22
Item 5.  Other Information................................................    22
Item 6.  Exhibits and Reports on Form 8-K.................................    23

SIGNATURES................................................................    23

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         COMPUTER LEARNING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                           FOR THE
                                                                         THREE-MONTH
                                                                        PERIOD ENDED
                                                                          APRIL 30,
                                                                          ---------
                                                                    1999          1998
                                                                 ---------      --------
Revenues                                                          $ 35,982      $ 36,056
Costs and expenses:
     Costs of instruction and services                              25,478        20,411
     Selling and promotional                                         5,537         5,161
     General and administrative                                      4,945         3,333
     Provision for doubtful accounts                                 2,551         2,096
     Amortization of intangible assets                                 141           132
                                                                  --------      --------
                                                                    38,652        31,133
(Loss) income from operations                                       (2,670)        4,923
Interest income (expense), net                                          (9)          284
Litigation settlement expense                                           --          (210)
Gain on sale of investment securities                                   --           279
                                                                  --------      --------
(Loss) income before income taxes                                   (2,679)        5,276
Provision for (benefit from) income taxes                           (1,111)        2,133
                                                                  ---------     --------
     Net (loss) income                                            $ (1,568)     $  3,143
                                                                  =========     ========

(Loss) Earnings per share of common stock:
     Basic                                                        $  (0.09)     $   0.18
                                                                  =========     ========
     Diluted                                                      $  (0.09)     $   0.17
                                                                  =========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                         COMPUTER LEARNING CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       APRIL 30,     JANUARY 31,     APRIL 30,
                                                         1999            1999          1998
                                                      -----------    ------------    -----------
                                                      (UNAUDITED)                   (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents.....................    $   4,172       $   7,691      $  21,120
     Accounts receivable, net......................       53,920          56,697         51,268
     Deferred tax asset............................        4,671           4,671          1,536
     Prepaid expenses and other current assets.....        7,429           8,913          3,961
                                                       ---------       ---------      ----------
          Total current assets.....................       70,192          77,972         77,885
                                                       ---------       ---------      ---------
Fixed assets, net..................................       37,684          37,604         31,892
Long-term accounts receivable, net.................        7,722          10,660         10,006
Other long-term assets.............................        4,379           4,500          4,796
                                                       ---------       ---------      ----------
          Total assets.............................    $ 119,977       $ 130,736      $ 124,579
                                                       =========       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable........................    $   4,128       $   6,503      $   4,904
     Accrued employee expenses.....................        2,177           1,775          2,086
     Accrued other expenses........................        6,312           8,341          6,411
     Deferred revenues.............................       44,586          50,932         53,064
                                                       ---------       ---------      ---------
          Total current liabilities................       57,203          67,551         66,465
                                                       ---------       ---------      ---------
Long-term debt.....................................        4,375           3,000           ---
Long-term deferred revenues........................        2,605           3,073          3,335
Other long-term liabilities........................        2,834           2,576          1,873
                                                       ---------       ---------      ----------
          Total liabilities........................       67,017          76,200         71,673
                                                       ---------       ---------      ---------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
       authorized shares, no shares issued or
       outstanding.................................           --              --             --
     Common stock, $.01 par value, 35,000,000
       authorized shares; 17,493,251, 17,493,251
       and 17,327,668 shares issued and
       outstanding, respectively...................          175             175            173
     Additional paid-in capital....................       40,682          40,682         35,307
     Accumulated other comprehensive loss..........          (56)            (48)           (12)
     Retained earnings.............................       12,159          13,727         17,438
                                                       ---------       ---------      ---------
          Total stockholders' equity...............       52,960          54,536         52,906
                                                       ---------       ---------      ---------
          Total liabilities and stockholders' equity   $ 119,977       $ 130,736      $ 124,579
                                                       =========       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                         COMPUTER LEARNING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     FOR THE THREE-MONTH
                                                                                        PERIOD ENDED
                                                                                          APRIL 30,
                                                                                   ------------------------
                                                                                      1999         1998
                                                                                    --------     --------
Cash flows from operating activities:
     Net income..............................................                       $  (1,568)   $   3,143
     Adjustments to reconcile net income to cash (used for)
       provided by operating activities:
          Provision for doubtful accounts....................                           2,551        2,096
          Depreciation.......................................                           2,274        1,476
          Amortization of intangible asset...................                             141          132
     Changes in net assets and liabilities:
          Accounts receivable................................                             627       (2,732)
          Prepaid expenses and other current assets..........                           1,484          129
          Long-term accounts receivable......................                           2,537       (3,018)
          Other long-term assets.............................                             (28)        (245)
          Trade accounts payable.............................                          (2,375)       2,541
          Accrued employee expenses..........................                             402       (1,032)
          Accrued other expenses.............................                          (2,029)      (1,106)
          Deferred revenues..................................                          (6,346)       1,085
          Long-term deferred revenues........................                            (468)        (378)
          Other long-term liabilities........................                             258          800
                                                                                    ---------    ---------
               Cash (used for) provided by operating activities                        (2,540)       2,891
                                                                                    ----------   ---------
Cash flows from investing activities:
     Capital expenditures....................................                          (2,354)      (6,610)
     Cash from acquired companies............................                             ---          932
     Other...................................................                             ---          (39)
                                                                                    ---------   -----------
               Cash used for investing activities............                          (2,354)      (5,717)
                                                                                    ---------    ---------
Cash flows from financing activities:
     Repayments of long-term debt............................                             ---         (518)
     Borrowing from long-term debt...........................                           1,375          ---
     Exercise of stock options...............................                             ---           87
                                                                                    ---------    ---------
               Cash (used for) provided by financing activities                         1,375         (431)
                                                                                    ---------    ----------
Net decrease in cash and cash equivalents....................                          (3,519)      (3,257)
                                                                                    ---------    ---------
Cash and cash equivalents, beginning of period...............                           7,691       24,377
                                                                                    ---------    ---------
Cash and cash equivalents, end of period.....................                       $   4,172    $  21,120
                                                                                    =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                         COMPUTER LEARNING CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1-NATURE OF THE BUSINESS, BASIS OF PRESENTATION AND GEOGRAPHIC INFORMATION:

       Nature of the Business

       Computer Learning Centers, Inc. (the "Company" or "CLC") is a public company traded on the NASDAQ National Market. As of April 30, 1999, the Company operated twenty-seven Learning Centers in the U.S. and Canada and is headquartered in Fairfax, Virginia.

       Basis of Presentation

       The interim consolidated financial statements of Computer Learning Centers, Inc. (the "Company" or "CLC") as of and for the three months ended April 30, 1999 and 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Pursuant to such rules and regulations, certain notes in the audited financial statements for fiscal year 1999 included in the Company's Annual Report on the SEC's Form 10-K ("1999 Annual Report") have been omitted.

       As used herein, the three-month periods ended April 30, 1999 and 1998 are referred to as "first quarter 1999" and "first quarter 1998", respectively.

       These financial statements should be read in conjunction with the 1999 Annual Report. The Company's consolidated balance sheet as of January 31, 1999 was derived from the audited financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

       Geographic information

       The following table sets forth financial information for the Company's U.S. and Canadian operations.


AS OF AND FOR THE FIRST QUARTER
-------------------------------
ENDED:                                                   1999                               1998
------                                        ---------------------------------- ----------------------------------
                                              U.S.      CANADIAN     TOTAL        U.S.      CANADIAN     TOTAL
                                              ----      --------     -----        ----      --------     -----
Revenues                                      $ 33,906  $  2,076     $ 35,982     $ 34,255   $  1,801    $ 36,056
(Loss) Income before income taxes               (3,233)      554       (2,679)       4,629        647       5,276
Long-lived assets, net                          36,655     1,029       37,684       30,617      1,275      31,892

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

2.     - ACCOUNTS RECEIVABLE:

       Student accounts receivable are initially established for the balance of course tuition (however, only for year one of two-year programs) at the time a student enrolls in the Learning Center and consist of financial aid, third-party and self-pay receivable balances. Financial aid receivables are student receivable balances expected to be paid through federal student financial assistance funds administered pursuant to Title IV of the Higher Education Act of 1965, as amended ("Title IV"). Third-party student receivable balances are those expected to be paid by employer companies or various non-Title IV federal and state agencies. Self-pay student receivables consist of those amounts to be paid by the student. The Company makes available to qualifying students, alternative financing arrangements ("CLC financing") which help fund their education. Dependent upon the creditworthiness of the individual, CLC financing may be offered to assist students with meeting their financial obligations related to attending CLC. The Company requires students receiving CLC financing to make regular monthly payments. Depending on the level of financing extended to students, payment plans offered generally range from six months to three years. All amounts due to the Company in periods beyond one year are classified as long-term receivables.

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

       Accounts receivable balances are reviewed no less frequently than quarterly for the purpose of determining appropriate levels of allowance for doubtful accounts. The Company establishes the allowance for doubtful accounts using an objective model, which applies various expected loss percentages to aging categories based on historical bad debt experience. The Company charges off accounts receivable balances deemed to be uncollectible (usually those that are delinquent for more than 120 days). All charge offs are recorded as reductions in the allowance for doubtful accounts, and any recoveries of previously written off accounts receivable are recorded as increases to the allowance for doubtful accounts.

       As of April 30, 1999 and 1998, net accounts receivable consisted of the following:


                                                       APRIL 30, 1999
                                              ---------------------------------
                                               CURRENT     LONG TERM      TOTAL
                                              ---------   -----------    -------
Accounts receivable......................     $ 72,503     $ 11,468     $ 83,971
Student withdrawal allowance.............      (11,273)      (1,663)     (12,936)
Allowance for doubtful accounts..........       (7,310)      (2,083)      (9,393)
                                              --------     --------     --------
                                              $ 53,920     $  7,722     $ 61,642
                                              ========     ========     ========


                                                      APRIL 30, 1998
                                              ----------------------------------
                                               CURRENT     LONG TERM      TOTAL
                                              ---------   -----------    -------
Accounts receivable......................     $ 66,803      $13,788     $ 80,591
Student withdrawal allowance.............      (11,438)      (2,014)     (13,452)
Allowance for doubtful accounts..........       (4,097)      (1,768)      (5,865)
                                              --------      -------     --------
                                              $ 51,268      $10,006     $ 61,274
                                              ========      =======     ========

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

3.     - LONG-TERM DEBT:

       The Company has an available credit facility of $20.0 million with a bank, of which approximately $4.4 million is outstanding as of April 30, 1999. This credit facility consists of a revolving line of credit, with a convertible term loan component. Any outstanding amounts borrowed under the revolving line of credit are payable upon its termination in October 2000. The credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants including limitations on purchases and sales of assets. For the first quarter 1999, the Company failed to meet one of the financial ratio requirements. The Company has obtained a waiver for this financial ratio requirement from its lender and is in compliance with all other covenants as of and for the first quarter 1999. As a condition for the Company to receive the financial ratio wavier, the Company agreed to an amendment of its credit facility. This amendment eliminates the term loan component of the facility and imposes other restrictions including prohibiting acquisitions by the Company until the Company achieves compliance with the financial ratio requirement.

4.     -EARNINGS PER SHARE:

       The following table sets forth the basic and diluted earnings per share calculations for the three months ended April 30, 1999 and 1998:


                                                                   (LOSS)                     PER SHARE
                                                                   INCOME       SHARES         AMOUNT
                                                                   ------       ------        ---------
THREE MONTHS ENDED APRIL 30, 1999
Earnings per share of common stock -- basic...................    $(1,568)     17,493,251      $(0.09)
Dilutive securities-
     Stock options............................................         --             ---          --
                                                                  -------    ------------      ------
Earnings per share of common stock -- diluted.................    $(1,568)     17,493,251      $(0.09)
                                                                  --------   ------------      -------


                                                                                             PER SHARE
                                                                 INCOME         SHARES        AMOUNT
                                                                 ------         ------       ---------
THREE MONTHS ENDED APRIL 30, 1998

Earnings per share of common stock -- basic...................   $3,143        17,081,118     $0.18
Dilutive securities-
     Stock options............................................        --        1,006,681        --
                                                                 -------     ------------     -----
Earnings per share of common stock -- diluted.................   $3,143        18,087,799     $0.17
                                                                 -------     ------------     -----

       The Company had 1,664,831 options outstanding as of April 30, 1999 however, these options are not included in the calculation of the number of dilutive securities outstanding as their impact is antidilutive due to the net loss for the first quarter of 1999 and since certain options exercise prices were below the average market price of the common shares during the period. Shares that are contingently issuable with respect to the shareholder litigation settlement (see Note 5) are also not included in the calculation as their impact is antidilutive. All options of the Company had a dilutive effect for the first quarter of 1998.

5.     - LITIGATION:

       Active Litigation

       On May 5, 1998, a class action lawsuit was filed against the Company in the Superior Court of New Jersey in Bergen County, New Jersey, on behalf of all students who attended a Learning Center in New Jersey within six years of May 5, 1998. The complaint alleges, among other things, that the Company, at its Learning Centers located in the State of New Jersey, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

5.     - LITIGATION (CONTINUED):

opportunities and student outcomes and violated the New Jersey Consumer Fraud Act. The Company is unable to estimate the outcome of the matter or any potential liability.

       Between June 1, 1998 and May 31, 1999, the Company was named as defendant in six other lawsuits in California, Texas, Virginia and New Jersey by individual students or groups of students who formerly attended one of its Learning Centers. The complaints allege, among other things, that the Company, at the affected Learning Centers, failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, student outcomes and violated the applicable state consumer laws. In May 1999, one of these six cases was settled resulting in a payment to the former student for an immaterial sum. The Company is unable to estimate the outcome of the other five matters or any potential liability.

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

       The Company intends to defend itself vigorously in the lawsuits referred to above; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company has incurred and expects to continue to incur legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on the Company's business, financial condition and results of operations.

       There can be no assurance that additional legal proceedings will not be filed or that adverse actions will not be initiated against the Company, either by federal or state regulators, or other parties. Any such legal proceedings or adverse action could have a severe impact on the Company's business, financial condition and results of operations.

       Settled Litigation

       On May 19, 1998, a lawsuit was filed against the Company in the District Court of Harris County, Texas, by six former students of the Houston Learning Center. Subsequently, the petition was amended to seek certification as a class action lawsuit on behalf of all students who attended a Learning Center in Texas within four years of May 19, 1998, and removed to the U.S. District Court for the Southern District of Texas, Houston Division. The complaint alleges, among other things, that the Company, at its Learning Centers located in the state of Texas, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated the Texas Deceptive Trade Practices Act. The Company executed a settlement agreement with the six former students who filed the lawsuit. In June 1999 the Company agreed to payment of a nonmaterial sum without admitting or denying the charges.

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

5.     - LITIGATION (CONTINUED):

       On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from April 30, 1997 through March 10, 1998. Over the following two months, eight additional similar cases were filed in United States District Courts: two in the Central District of California; five in the Northern District of Illinois; and one in the Eastern District of Virginia. The complaints alleged violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also alleged that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of the complaints were filed on behalf of classes of shareholders of Company Common Stock beginning as early as March 11, 1997 and ending as late as April 7, 1998. All of these shareholder lawsuits were consolidated and transferred to the United States District Court for the Eastern District of Virginia. The Company entered into a settlement agreement with the plaintiffs in February 1999, whereby the Company settled these allegations and agreed to compensation to members of the plaintiffs' class. The terms of the settlement, which are subject to final judicial approval and stockholder vote, call for the payment of $3.0 million in cash ($2.35 million is covered by the Company's insurance) and the issuance of 550,000 shares of CLC Common Stock, subject to certain price protection features, which may result in additional payment of cash or issuance of stock at the Company's option, to guarantee a total settlement of $7.5 million. The price protection feature provides that the Company will issue additional stock or pay additional cash equal to the difference between the average price of the Company's Common Stock at certain dates and $8.18 per share. The settlement agreement contains a floor of $2.00 per share, at which the settlement agreement may be terminated at the plaintiff's option. The Company's $650 cash portion of the settlement agreement was paid in April 1999, and the remaining $2.35 million cash obligation was paid in June 1999. Litigation settlement expense for the first quarter 1998 consists of $210 of legal expenses specifically related to this litigation.

6.     - REGULATORY MATTERS:

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

       U. S. Department of Education ("Department of Education" or "Department")

       Under the standards of financial responsibility of the Department of Education, if an institution's annual financial aid compliance audit or a review by another regulatory agency finds that the institution made refunds late (as defined by the Department) to 5% or more of its students in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. The Company has posted a letter of credit of $1.5 million with respect to all U.S. Learning Centers except Somerville and Methuen, MA Learning Centers for which a separate $2.85 million letter of credit was required to meet financial responsibility, and the Paramus, NJ Learning

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

6.     - REGULATORY MATTERS (CONTINUED):

Center for which no letter of credit is required.

       The Department reviewed the Company's administration of federal student financial aid programs at its Alexandria and Manassas, VA Learning Centers for the two-year period ended June 30, 1998. In addition, the Department has reviewed the Company's administration of federal funds under the Title IV Programs for all its Learning Centers during the year ending January 31, 1998. The Department issued preliminary reports on these reviews in September and December 1998, respectively. These reports cite numerous findings of alleged noncompliance with Department regulations. The Company has responded to each of the findings raised in these reports and negotiations aimed at their resolution are continuing. The findings raised in these reports do not affect the continued eligibility of any of the Company's Learning Centers to participate in federal student aid programs or the manner in which such funds are disbursed.

       State Authorization and Accreditation

       The Maryland Higher Education Commission ("MHEC") and Texas Workforce Commission ("TWC") reviewed programs at the Company's Laurel, Maryland and Houston, Texas Learning Centers, respectively. In October 1998, the MHEC issued its report citing several findings of regulatory noncompliance at the Laurel Learning Center. The TWC's reports, also issued in October 1998, contain findings related to their investigation of student complaints at the Houston Learning Center. In both these matters, the Company agreed to make refunds to certain former students who attended the affected Learning Centers. In April 1999, the Company entered into a settlement agreement with the MHEC. Under the terms of the settlement, the Company agreed to pay a $60 fine, assured the MHEC that the Company would continue to implement policies and procedures imposed by the MHEC. The Company has made the required refunds to former students of the Houston Learning Center and taken additional corrective measures as directed by the TWC. The settlement of these matters in the first quarter 1999 exceeded the amount provided by the Company due to additional unanticipated refunds in both the TWC and MHEC matters. During the first quarter of 1999, the Company recorded expenses of $872 representing the amount of these unanticipated student refunds and fees. Although the TWC has communicated to us that our actions are sufficient to correct the findings noted in the Reports, the TWC has not issued a formal resolution letter, and we do not expect to receive one. We believe the matter has been resolved and will not proceed to formal administrative or judicial proceedings.

       On May 10, 1999, the Illinois State Board of Education ("ISBE") issued a report regarding ISBE's March 1999 site visit to the Schaumburg Learning Center. In that report, the ISBE stated that the site visit indicates that the Schaumburg Learning Center is in compliance with the Private Business and Vocational Schools Act. On that basis, the ISBE issued a conditional Certificate of Approval to the Learning Center covering the year ending June 30, 1999. The ISBE subsequently advised the Schaumburg Learning Center that it would conduct another site visit in July 1999 to determine if the Learning Center has complied with the conditions on the Certificate of Approval. The ISBE has stated that if the conditions are not met, it will proceed to hearing to determine if the Learning Center should continue to hold a Certificate of Approval, and if the conditions are met, it will close this matter.

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

6.     - REGULATORY MATTERS (CONTINUED):

       Heightened Cash Monitoring

       On April 6, 1998, the Department of Education notified the Company that, based upon the Department's monitoring of recent litigation involving the Company and certain student complaints lodged against the Company, it placed all Learning Centers on a "heightened cash monitoring status." This status allows all Learning Centers to continue to receive federal student financial assistance funds so long as the funds requested are drawn after they have been credited to student accounts and CLC subsequently provides evidence of such credit and other supporting information to Department. The Department does not consider "heightened cash monitoring status" to represent either an adverse or punitive action. This action by Department should not have any effect on the availability or timing of financial assistance to the Company's students, nor should it have a material affect on the Company's cash flow or operating results.

7.     - COMPREHENSIVE (LOSS) INCOME:

       Total comprehensive (loss) income is summarized as follows:


                                                               FIRST QUARTER
                                                               --------------
                                                         1999              1998
                                                        -------          ---------
Net (loss) income..................................  $   (1,568)          $  3,143
Unrealized gain net of realized gain on
         investment securities.....................         ---               (160)

Foreign currency translation adjustment............          (8)               (12)
                                                       ----------        ----------
Total comprehensive (loss) income..................    $ (1,576)          $  2,971
                                                       ==========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       This report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results" and "Part II, Item 1 -- Legal Proceedings" contained herein.

       This management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the Item 1 -"Business - Financial Aid and Regulation" contained in our Annual Report on Form 10-K ("1999 Annual Report") as filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 1999, for discussion of, among other matters:

       - The nature and extent of our participation in federal student aid programs authorized under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs");

       - The U.S. Department of Education's ("Department of Education" or "Department") review and regulation of Title IV Programs and review of our Learning Centers, including:

                     -student loan default rates,

                     -heightened cash monitoring of our Learning Centers by the
                      Department,

                     -financial responsibility measures,

                     -the effect of a change in control, and

                     -percentage of applicable revenue that may be derived from
                      Title IV Programs;

       - State authorization, regulation and accreditation of our Learning Centers, including pending actions with state agencies and other actions and settlements occurring in prior periods;

       -      Canadian regulations affecting certain of our Learning Centers;
              and

       -      U.S. federal income tax relief to qualifying students.

       This MD&A should also be read in conjunction with the same titled section contained in our 1999 Annual Report for a discussion of, among other matters:

       - A business overview and description of acquisitions occurring through February 1998;

       -      Components of income statement classification;

       -      Cyclical pattern of enrollments; and

       - Collection risk management associated with our student financing plans.

RESULTS OF OPERATIONS

       The following table sets forth statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:


                                                        FOR THE THREE-MONTH
                                                        PERIOD ENDED APRIL 30,
                                                       -----------------------
                                                          1999        1998
                                                       ----------   ---------
Revenues.........................................        100.0%      100.0%
Costs and expenses:
     Costs of instruction and services...........         70.8        56.6
     Selling and promotional.....................         15.4        14.3
     General and administrative..................         13.7         9.2
     Provision for doubtful accounts.............          7.1         5.8
     Amortization of intangible assets...........          0.4         0.4
                                                         -----       -----
                                                         107.4        86.3
                                                         -----       -----

(Loss) income from operations....................         (7.4)       13.7
Interest income (expense), net...................            --        0.8
Litigation settlement expense....................            --       (0.6)
Gain on sale of investment securities............            --        0.7
                                                         ------        ---
(Loss) income before income taxes................         (7.4)       14.6
(Benefit from) provision for income taxes........         (3.1)        5.9
                                                         ------      -----
Net (loss) income................................         (4.3)%       8.7%
                                                         ======      =====

THREE MONTHS ENDED APRIL 30, 1999 ("FIRST QUARTER OF 1999") COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1998 ("FIRST QUARTER OF 1998").

       Revenues were $36.0 million in both the first quarter of 1999 and the first quarter of 1998. The average monthly student population for the first quarter of 1999 versus 1998 fell 5%. The number of students attending Learning Center programs at the end of the quarter decreased 11% to 10,254 in the first quarter of 1999 from 11,481 in the first quarter of 1998. The revenue level remained similar despite the decrease in enrollments, since enrollment decline was offset by the impact of increasing popularity of our higher tuition programs.

       When evaluating the enrollment growth, we view all Learning Centers opened or acquired during the last two fiscal years (current and preceding) as "new" in order to account for the start-up period inherent in new Learning Center openings. Learning Centers opened for more than two fiscal years are "same centers." The following table shows a comparison of student enrollments in new centers and same centers:


                                                      First Quarter         Increase/
                                                   1999         1998       (Decrease)       %
                                                   ----         ----       ----------      ---
New centers.....................................    717           221          496           224%

Same centers....................................  2,255         3,219         (964)          (30)
                                                 ------       -------       -------        ------
Total ..........................................  2,972         3,440         (468)          (14)%
                                                =======       =======         =====        ======

       The following summarizes the actual Learning Center openings and acquisitions for the last two fiscal years.


                                                FISCAL  FISCAL  FISCAL
LEARNING CENTER OPENINGS/ACQUISITIONS            2000    1999    1998
--------------------------------------------    ------  ------  -----
First Quarter.......................               --       5      --
                                                -----
Second Quarter......................                        1       2
Third Quarter.......................                       --       1
Fourth Quarter......................                        1       3
                                                         -----  -----
          Total.....................               --       7       6
                                                -----    ====    ====

       Costs of instruction and services increased 25% to $25.5 million in the first quarter of 1999 from $20.4 million in the first quarter of 1998. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 71% in the first quarter of 1999 from 57% in the first quarter of 1998. This increase in cost of instruction and services as a percentage of revenue is primarily attributable to lower enrollments during the first quarter of 1999 at several of our more established Learning Centers, the opening of four new Learning Centers since January 1998, and increased costs in anticipation of growth that was not achieved at expected levels. Due to the start up period inherent in new Learning Centers, the ratio of cost of instruction and services to revenues generated at those Centers typically is very high relative to same centers as fixed costs typically exceed revenues during their first year. Lower enrollments at our more established Learning Centers resulted in a higher ratio of cost of instruction due to decreased revenues without a corresponding decrease in fixed costs. The decline in same center enrollments has been greatest in terms of number of students at our Learning Centers in the Washington, DC suburbs and those in California, which have had average population declines of 33% and 32%, respectively. In addition, our Learning Centers in Texas have experienced a decline in enrollments of 52% in first quarter 1999 versus first quarter 1998. We attribute the decreases in enrollments to negative publicity generated by the state regulatory actions, optimizing of class sizes and poor lead conversion performance at these centers.

       Selling and promotional expenses increased 6% to $5.5 million in the first quarter of 1999 from $5.2 million in the first quarter of 1998 due primarily to increased marketing and advertising necessary to promote the new Learning Centers opened after the first quarter of 1998. Selling and promotional expenses as a percentage of revenues increased to 15% in the first quarter of 1999 from 14% in the first quarter of 1998.

       General and administrative expenses increased 48% to $4.9 million in the first quarter of 1999 from $3.3 million in the first quarter of 1998, primarily as a result of the addition of $872,000 of increased regulatory expense to provide for additional obligations associated with resolution of reviews conducted by the Texas Workforce Commission ("TWC") and Maryland Higher Education Commission ("MHEC"). Also contributing to this increase is $200,000 in costs to develop a new proprietary administrative software system, $125,000 provided for settlement of lawsuits brought by former students of our Houston Learning Center and an increase in personnel to support the growth of the business. General and administrative expenses as a percentage of revenues increased to 14% in the first quarter of 1999 from 9% in the first quarter of 1998.

       Provision for doubtful accounts increased 24% to $2.6 million in the first quarter of 1999 from $2.1 million in the first quarter of 1998, attributed to the increase in CLC financed student accounts receivable balances. Provision for doubtful accounts as a percentage of revenues increased to 7% in the first quarter of 1999 from 6% in the first quarter of 1998. We attribute this increase to a shift in student enrollments to higher priced tuition programs, which upon graduation typically have higher amounts of self-pay accounts receivable after application of available federal financial aid. The self-pay receivables have historically had lower collection rates than loans from traditional third-party lenders.

       Amortization of intangible assets equaled $141,000 in the first quarter of 1999 versus $132,000 in the first quarter of 1998.

       We realized net interest expense of $9,000 in the first quarter 1999, compared to net interest income of $284,000 in the first quarter 1998. This variance can be attributed to a decrease in interest generated from lower average invested cash balances as well as interest expense on long-term debt borrowings outstanding during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

       Our cash and cash equivalents decreased by $3.5 million for the three month period ending April 30, 1999. Cash generated from operations for the first quarter of 1999 compared to the first quarter of 1998 decreased by approximately $5.4 million primarily due to lower net income.

       Our principal sources of funds at April 30, 1999 were cash and cash equivalents of approximately $4.2 million and net current accounts receivable of $53.9 million. Additionally, we have a credit agreement with a bank that provides for a $20.0 million secured revolving credit facility, expiring in October 2000. The line of credit consists of a revolving credit note, inclusive of a $7.0 million convertible term loan. The interest on the facility is based either on the bank's U.S. prime rate or the London Interbank Offer Rate ("LIBOR") which were 7.75% and 4.78%, respectively at April 30, 1999. Interest rates are equal to (i) the U.S. prime rate or LIBOR plus 1.25% for revolving credit loans and (ii) the U.S. prime rate plus 0.25% or LIBOR plus 1.50% for the convertible term loans. We have borrowings outstanding of approximately $4.4 million on our line of credit as of April 30, 1999. In addition, we have pledged portions of our line of credit totaling $6.0 million to the Department of Education, to our insurance carrier and to our landlords on behalf of certain Learning Centers. As of April 30, 1999, we have $9.6 million available under the line of credit agreement.

       The credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants including limitations on purchases and sales of assets. For the first quarter 1999, we failed to meet one of the financial ratio requirements. We have obtained a waiver for this financial ratio requirement from our lender and we are in compliance with all other covenants as of and for the first quarter 1999. As a condition for the Company to receive the financial ratio waiver, the Company agreed to an amendment of its credit facility. This amendment eliminates the term loan component of the facility and imposes other restrictions including prohibiting acquisitions by the Company until the Company achieves compliance with the financial ratio requirement.

       We continuously review our cash flow, and seek strategies to provide favorable returns on our capital. The Board of Directors authorized a program to repurchase up to 1,000,000 shares of our common stock over a two-year period ending August 31, 2000. As of May 31, 1999, we had not purchased any stock under this program.

       We believe our available cash on hand, cash provided by operating activities and existing lines of credit will be sufficient to meet our cash requirements for at least the next twelve months. Thereafter, we will continue to evaluate all sources of capital available to us, including bank financing and additional equity or debt offerings, to satisfy ongoing working capital and capital expenditure requirements.

REGULATORY MATTERS - CURRENT DEVELOPMENTS

       We are subject to extensive federal and state regulation and review of operations at our U.S. Learning Centers. There are several regulatory reviews ongoing at certain Learning Centers which are more fully described in "Item 1 - Business - Financial Aid and Regulation" section in our 1999 Annual Report. Current developments regarding these regulatory matters are discussed below.

       U.S. Department of Education ("Department of Education" or "Department")

       We have submitted written responses with respect to all of the findings of noncompliance asserted in the Department of Education's program review report on our Alexandria, VA and Manassas, VA Learning Centers for the period July 1, 1996 through June 30, 1998. The Department has not yet issued a final determination letter with respect to this program review. We expect the Department to issue a final determination letter after reviewing our responses to their program review report, the last of which was submitted in June 1999.

       The Department reviewed the results of our independent audit for the year ended January 31, 1998 and issued a preliminary audit determination report in December 1998. The Department's report alleged that we failed to make student refunds at our Learning Centers operating during fiscal year 1998 within the timeframe established by the Department. The Department required us to perform more expansive reviews of student account files ("file reviews") at five of these Learning Centers, which were deemed to have non-compliant findings in excess of rates tolerable by the Department. We expect the Department will issue a final determination letter after reviewing the results of these file reviews that we submitted to the Department in March 1999.

       In January 1999, the Department of Education initiated a program review of the administration of the Title IV Programs by our Laurel, MD Learning Center for the period July 1, 1997 through the present. The Department has not yet issued any reports on this program review.

       State Authorization and Accreditation

       On May 10, 1999, the Illinois State Board of Education ("ISBE") issued a report regarding ISBE's March 1999 site visit to the Schaumburg Learning Center. In that report, the ISBE stated that the site visit indicates that our Schaumburg Learning Center is in compliance with the Private Business and Vocational Schools Act. On that basis, the ISBE issued a conditional Certificate of Approval to us covering the year ending June 30, 1999. The ISBE subsequently advised the Schaumburg Learning Center that it would conduct another site visit in July 1999 to determine if the Learning Center has complied with the conditions on the Certificate of Approval. The ISBE has stated that if the conditions are not met, it will proceed to hearing to determine if the Learning Center should continue to hold a Certificate of Approval, and if the conditions are met, it will close this matter.

       In April 1999, we executed a settlement agreement with the Maryland Higher Education Commission ("MHEC") to settle a Notice of Deficiencies issued by MHEC to our Laurel Learning Center in October 1998. In conjunction with this settlement agreement, we paid a $60,000 fine and assured the MHEC that the Laurel Learning Center would continue to implement certain policies and procedures. The settlement of this matter in the first quarter of 1999 exceeded the amount provided by the Company due to additional unanticipated refunds. Under certain circumstances, we may need to make additional refunds to students currently enrolled at the Learning Center; however, we expect no further impact from this matter on the results of our operations in future periods.

       In October 1998, the Texas Workforce Commission ("TWC") issued three separate Complaint Investigation Reports (the "Reports") respecting complaints submitted to the TWC by seven former students of the Houston Learning Center. During the first quarter 1999, we made refunds, as noted above, to former students as mandated by the TWC after issuing their Reports. Since that time we have taken additional corrective measures and paid additional unanticipated student refunds to former students of our Houston Learning Center, in an effort to resolve the findings noted in the Reports. Although the TWC has communicated to us that our actions are sufficient to correct the findings noted in the Reports, the TWC has not issued a formal resolution letter, and we do not expect to receive one. We believe the matters have been resolved and they will not proceed to formal administrative or judicial proceedings.

       Accreditation by an accrediting agency recognized by the Department of Education is required in order for an institution (as defined by the Department as a main campus and any branch campuses) to become and remain eligible to participate in the Title IV Programs. In addition, most states require institutions operating within their borders to become and continue to be accredited as a condition of continuing state authorization. All of our U.S.-based Learning Centers are accredited by ACICS, which is an accrediting agency recognized by the Department of Education. Three of our institutions operating in the United States are due for renewal of accreditation during fiscal 2000. We have submitted all three renewal applications and have provided additional information as requested to the accrediting agency in order to complete the renewal process.

       The loss of accreditation or state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the affected Learning Center ineligible to participate in the Title IV Programs and would have a material adverse effect on our results of operations and financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

       The following factors, among others, including without limitation those set forth below under the caption "Part II, Item 1 - Legal Proceedings," could cause actual results to differ materially from those contained in forward looking statements made in this Report on Form 10-Q and presented elsewhere by us from time to time.

       Potential Adverse Effects of Regulation

       We are dependent on the authorization of the applicable agency or agencies of each state within which a Learning Center is located to allow us to operate and to grant degrees or diplomas to students. State authorization is also required in order for an institution to become and remain eligible to participate in the Title IV Programs. We are subject to extensive and varying regulation in each of the states in which the Learning Centers currently operate.

       In the event that we fail to maintain or renew any required regulatory approvals, accreditations or authorizations of any of the Learning Centers it would have a material adverse effect on our results of operations and financial condition.

       Potential Adverse Effects of Change of Control

       General Atlantic Corporation ("GAC"), General Atlantic Partners II, L.P. ("GAP") and GAP-CLC Partners, L.P. ("GAP-CLC") (collectively, the "General Atlantic Entities") beneficially own approximately 17% of the outstanding shares of our Common Stock. Consequently, the General Atlantic Entities, and GAC in particular, will continue to have significant influence over our policies and affairs. Upon a change of ownership resulting in a change of control of the Company, as defined in the Department of Education's regulations, each of our Learning Centers would be required to apply to the Department to reestablish its eligibility to participate in the Title IV Programs. If such application were incomplete or untimely or the Department's review indicated material deficiencies, the affected Learning Center could lose access to Title IV Program funding for an indeterminate period of time, leading to the loss of a portion, or all, of its Title IV funding during the reapproval period. A change of control also could affect the state authorization and accreditation of our Learning Centers. If we experience a change of control under Department of Education, state or accreditation standards and any of our Learning Centers lose authority to operate or access to Title IV Program funding for an extended period, it would have a material adverse effect on our results of operations and financial condition.

       Competition

       The post-secondary adult education and training market is highly fragmented, with no single institution or company holding a dominant market share. We compete for students with vocational and technical training schools, degree-granting colleges and universities, continuing education programs and commercial training programs. Certain public and private colleges may offer programs similar to those of the Learning Centers at a lower tuition cost due in part to substantial government subsidies, foundation grants, tax-deductible contributions or other financial resources not available to proprietary institutions.

       Risks Associated with Changes in Technology and Growth

       The market for our programs and services is characterized by rapidly-changing requirements and characteristics, and our ability to develop and offer new programs and services and to open new locations is subject to extensive state and federal regulation and accrediting agency requirements. If we are unable, for financial, regulatory or other reasons, to develop and offer new programs and services in a timely manner in response to changes in the industry, or if programs and services offered by our Learning Centers fail to gain or maintain widespread commercial acceptance, our business may be materially and adversely affected.

       Our ability to meet our future operating and financial goals will depend upon our ability to successfully implement our growth strategy which will include the introduction of new locations, as well as the potential acquisition of assets and programs complementary to our operations. Our success in this area will depend on our ability to successfully integrate such new locations, assets and businesses. There can be no assurance that we will be able to implement or manage expansion effectively.

       Dependence upon Key Employees

       Our success depends to a significant extent upon the continued service of our executive officers and other key personnel. None of our executive officers or key employees, other than the Chief Executive Officer, the Chief Financial Officer, the President/Chief Operating Officer and the Vice President of Operations are subject to an employment agreement. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on the Company. Our future success will depend in part upon our continuing ability to attract and retain highly qualified personnel. There can be no assurance that we will be successful in attracting and retaining such personnel.

       General

       Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the trading price of our Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the education and training industry, changes in earnings estimates and recommendations by analysts or other events.

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

       State of Readiness

       We have completed an initial assessment of potential exposure of our own IT-Systems. We have identified certain software for which we engaged third-party consultants to complete remediation as well as routine upgrades to the system, which were completed in April 1999. In addition, an active project is underway to replace our payroll and human resources systems to be Y2K ready as well as provide significant improvements over the current systems. The payroll and human resource IT-System conversion is being tested during June 1999 and is expected to be in production in July 1999. Most of our computer hardware was acquired during the last few years and these newer systems do not possess a Y2K problem. We have computer hardware at certain Learning Centers that is not Y2K compliant, and we plan to replace or repair these systems prior to December 1999. Most of this noncompliant computer hardware equipment is scheduled for replacement in the ordinary course of business and not part of a Y2K remediation effort. We are in the process of formulating a plan relating to testing our IT-Systems, however we have no plans to conduct formal testing on Learning Center facilities readiness. Although we do not anticipate we will be significantly affected by Y2K problems in our own IT-Systems, we may be adversely affected by Y2K problems of our vendors, banking and governmental relationships, as well as with our leased facilities. We have completed the assessment phase of evaluating the readiness of our significant suppliers, business partners, banks, and government agencies to determine the extent to which we may be vulnerable in the event that those parties fail to properly remediate their own Y2K issues.

       Our operations and liquidity largely depend upon the federal student funding provided by Title IV Programs for our students. Processing of applications for this funding is handled by the Department of Education's computer systems. The U.S. General Accounting Office reported in September 1998 that the Department of Education's limited progress in making contingency plans, should its IT systems fail, may not identify conditions that could cause disruptions in the administration of, and disbursement of funds under Title IV programs. On April 1, 1999, the Department of Education reported that the Department's data systems are Y2K compliant, although the Department had not tested the entire Title IV Programs delivery system which could reveal problems that did not show up in tests of the individual systems. Any prolonged interruption would have a material adverse impact on the education industry and, accordingly, upon our business, results of operations, liquidity and financial condition.

       Costs to address the Company's Year 2000 issues

       We estimate that we have expended approximately $175,000 in direct costs through April 30, 1999 to identify and remediate the Company's Y2K issues. We estimate that we will expend an additional $125,000 during fiscal year 2000. These amounts do not include:

       - the salaries of our employees involved in the remediation process;

       - the cost of the enhancement and replacements to our IT-Systems, occurring in the normal course of operations; and

       - the cost of replacing or acquiring any Non IT-Systems in the normal course of operations.

       There can be no assurance that the cost estimates associated with our Y2K issues will prove to be accurate or that those actual costs will not have a material adverse effect on our results of operations and financial condition.

       Risks Associated with Y2K Issues

       Remediation of our Y2K problems may increasingly cause us to divert management and employees time and attention. We are unable to estimate these potential internal indirect costs expended on Y2K efforts; however, it is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. We do not have a plan to utilize any independent verification or validation process to assure the reliability of our risk or cost estimates associated with Y2K efforts.

       We have contemplated several possible worst case scenarios that could arise from Y2K problems. At this time, there is insufficient information to assess the likelihood of any of these scenarios. However, the most reasonably likely worst case scenario for the Y2K issue would be that the third parties with whom the Company has relationships would cease or not successfully complete their Y2K remediation efforts. If this were to occur, we would encounter disruptions to our business that could have a severe impact on our results of operations, such as:

       - We could experience significant delays in receipt of federal, state or third-party student financial aid in payment of students' education costs of attending our Learning Centers due to IT-System failures at the Department of Education, any of our lending institutions or our electronic payment processing agent.

       Contingency Plan

       We intend to develop a contingency plan during the first half of fiscal 2000 to prepare for the possibility that we may experience Y2K problems in our own IT-Systems or Non IT-Systems. If Y2K problems occur with Non IT-Systems, we expect to be able to isolate such systems so that they do not affect other systems, and adjust the clocks on such Non IT-Systems that are not date sensitive. We do not intend to create a formal contingency plan for IT-System and Non IT-System that are not controlled by us, including third party systems of the Department of Education, our accrediting agency, third-party student loan institutions, or financial institutions on which we rely. We believe that with the exception of the Department of Education, there are alternative service providers with which we can contract in order to recover from any temporary service interruptions due to Y2K problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

       We have minimal exposure to market risks as it relates to the effects of changes in interest rates and foreign currency exchange rates. We do not hold or issue derivative financial instruments.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

       Active Litigation

       On May 5, 1998, a class action lawsuit was filed against the Company in the Superior Court of New Jersey in Bergen County, New Jersey, on behalf of all students who attended a Learning Center in New Jersey within six years of May 5, 1998. The complaint alleges, among other things, that our Learning Centers in New Jersey, failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated the New Jersey Consumer Fraud Act. We are unable to estimate the outcome of the matter or any potential liability.

       Between June 1, 1998 and May 31, 1999, the Company was named as defendant in six other lawsuits in California, Texas, Virginia and New Jersey by individual students or groups of students who formerly attended one of our Learning Centers. The complaints allege, among other things, that our affected Learning Centers, failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, student outcomes and violated the applicable state consumer laws. In May 1999, one of these six cases was settled resulting in a payment to the former student for an immaterial sum. We are unable to estimate the outcome of the other five matters or any potential liability.

       In addition to the lawsuits discussed above, the Company is a defendant in a number of civil lawsuits involving current and former employees, which we consider incidental to our business and unlikely to have a material effect on our future operations. However, there can be no assurance that these matters will not have a material adverse effect on our results of operations in a future period, depending in part on the results for such period.

       We intend to defend the Company vigorously in the lawsuits referred to above; however, there can be no assurance that we will be successful in defending the Company in any of these proceedings. Even if we prevail on the merits in such litigation, we expect to incur legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on our business, financial condition and results of operations.

       There can be no assurance that additional legal proceedings will not be filed or that adverse action will not be initiated against the Company, either by federal or state regulators, or other parties. Any such legal proceedings or adverse action could have a severe impact on our business, financial condition and results of operations.

       Settled Litigation

       On May 19, 1998, a lawsuit was filed against the Company in the District Court of Harris County, Texas, by six former students of the Houston Learning Center. Subsequently, the petition was amended to seek certification as a class action lawsuit on behalf of all students who attended our Learning Centers in Texas within four years of May 19, 1998, and removed to the U.S. District Court for the Southern District of Texas, Houston Division. The complaint alleges, among other things, that our Learning Centers in Texas failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated the Texas Deceptive Trade Practices Act. In June 1999 the Company executed a settlement agreement with the six former students who filed the lawsuit. The Company agreed to payment of a nonmaterial sum without admitting or denying the charges.

       On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of our Common Stock from April 30, 1997 through March 10, 1998. Over the following two months, eight additional similar cases were filed in United States District Courts: two in the Central District of California; five in the Northern District of Illinois; and one in the Eastern District of Virginia. The complaints alleged violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also alleged that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of the complaints were filed on behalf of classes of shareholders of Company Common Stock beginning as early as March 11, 1997 and ending as late as April 7, 1998. All of these shareholder lawsuits were consolidated and transferred to the United States District Court for the Eastern District of Virginia. The Company entered into a settlement agreement with the plaintiffs in February 1999, whereby the Company settled these allegations and agreed to compensation to members of the plaintiffs' class. The terms of the settlement call for the payment of $3.0 million in cash ($2.35 million is covered by the Company's insurance) and the issuance of 550,000 shares of CLC Common Stock, subject to certain price protection features, to guarantee a total settlement of $7.5 million. The price protection features include a provision that nullifies the settlement agreement at the option of the plaintiffs if the market price of the Company's Common Stock is less than or equal to $2.00 per share, during the time period specified in the agreement. The Company's $650,000 cash portion of the settlement was paid in April 1999, and the remaining $2.35 million cash obligation was paid in June 1999.

       On April 16, 1999, the United States District Court for the Eastern District of Virginia modified a confidentiality order that had been entered in the case. The modification permitted the Company's counsel to share with the United States Securities and Exchange Commission material that we had obtained in discovery from certain third parties who had been trading in our common stock. We sought the modification of the confidentiality order because we believe that the material in question might evidence violations of federal securities laws by those third parties.

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

Date: June 14, 1999

                                COMPUTER LEARNING CENTERS, INC.

                               By: /s/ CHARLES L. COSGROVE
                                   -----------------------
                                     Charles L. Cosgrove
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION                          PAGE NO. IN THIS FILING
-------   -----------                          -----------------------
 3.1      Second Amended and Restated          Incorporated by reference to
          Certificate of Incorporation of      Exhibit 3.1 of the Registrant's
          the Registrant, as amended           report on Form 10-Q for the
                                               quarter ended July 31, 1997
                                               filed September 9, 1997

 3.2      Amended and Restated Bylaws of       Incorporated by reference to
          the Registrant                       Exhibit 3.4 of the Registrant's
                                               Form S-1 Registration
                                               Statement as amended, filed
                                               March 29, 1995 (No. 33-90716)
                                               (the "Form S-1")

 4.1      Form of Certificate for Shares of    Incorporated by reference to
          the Registrant's Common Stock        Exhibit 4.1 of the Form S-1

10.1      First Amendment of Credit            Filed herewith.
          Agreement, dated October 31, 1998
          by and between First Union National
          Bank and the Registrant

10.2      Second Amendment of Credit           Filed herewith.
          Agreement, dated June 10, 1999
          by and between First Union National
          Bank and the Registrant

11.1      Statement re: Computation of Per     Filed herewith.
          Share Earnings


  27      Financial Data Schedule              Filed herewith.
