Form 10-Q
period 1999-07-31
COMPUTER LEARNING CENTERS INC
filed 1999-09-13
CIK 943206

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

     ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________ TO __________.


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

                                Yes X   No
                                   ---     ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                        OUTSTANDING AT SEPTEMBER 7, 1999
     Common Stock, $.01 par value                       18,507,103

================================================================================

                         COMPUTER LEARNING CENTERS, INC.

                                      INDEX

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
  Consolidated Statements of Operations........................................  3
  Consolidated Balance Sheets..................................................  4
  Consolidated Statements of Cash Flows........................................  5
  Notes to Consolidated Financial Statements...................................  6
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations...................................................... 14
Item 3. Quantitative and Qualitative Disclosures about Market Risks............ 23

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...................................................... 24
Item 2. Changes in Securities.................................................. 25
Item 3. Defaults Upon Senior Securities........................................ 25
Item 4. Submission of Matters to a Vote of Security Holders.................... 26
Item 5. Other Information...................................................... 26
Item 6. Exhibits and Reports on Form 8-K....................................... 26

SIGNATURES..................................................................... 26

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         COMPUTER LEARNING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        FOR THE                                  FOR THE
                                                      THREE-MONTH                               SIX-MONTH
                                                      PERIOD ENDED                             PERIOD ENDED
                                                        JULY 31,                                 JULY 31,
                                                        --------                                 --------
                                                 1999               1998                 1999               1998
                                                 ----               ----                 ----               ----
Revenues                                        $32,845            $35,273              $68,827            $71,329
                                                -------            -------              -------            -------
Costs and expenses:
     Costs of instruction and services           23,708             23,433               49,186             43,844
     Selling and promotional                      5,220              5,309               10,757             10,470
     General and administrative                   3,656              3,221                8,601              6,554
     Provision for doubtful accounts              2,617              1,919                5,168              4,015
     Amortization of intangible assets              140                143                  281                275
                                              ---------          ---------              -------            -------
                                                 35,341             34,025               73,993             65,158
                                              ---------          ---------              -------            -------

(Loss) income from operations                    (2,496)             1,248               (5,166)             6,171
Interest (expense) income, net                      (66)               135                  (75)               419
Litigation settlement expense                          -                 -                     -              (210)
Gain on sale of investment securities                  -                 -                     -               279
                                              ----------         ---------              --------           -------

(Loss) income before income taxes                (2,562)             1,383                (5,241)            6,659
Provision for (benefit from) income taxes        (1,065)               521                (2,176)            2,654
                                              ----------         ---------              ---------          -------
     Net (loss) income                        $  (1,497)         $     862              $ (3,065)          $ 4,005
                                              ==========         =========              =========          =======

(Loss) earnings per share of common stock:
     Basic                                   $    (0.08)         $    0.05             $   (0.17)          $  0.23
                                             ===========         =========             ==========          =======
     Diluted                                 $    (0.08)         $    0.05             $   (0.17)          $  0.22
                                             ===========         =========             ==========          =======

The accompanying notes are an integral part of these consolidated financial statements.

                         COMPUTER LEARNING CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             JULY 31,             JANUARY 31,        JULY 31,
                                                                               1999                  1999              1998
                                                                          ---------------      ---------------      ---------
                                                                            (UNAUDITED)                            (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents........................................    $      3,538          $     7,691         $      7,922
     Accounts receivable, net.........................................          45,238               56,697               55,144
     Deferred tax asset...............................................           4,671                4,671                1,536
     Prepaid expenses and other current assets........................           8,104                8,913                6,943
                                                                          ------------          -----------         ------------
          Total current assets........................................          61,551               77,972               71,545
                                                                          ------------          -----------         ------------
Fixed assets, net.....................................................          37,893               37,604               35,715
Long-term accounts receivable, net....................................           8,276               10,660                9,239
Other long-term assets................................................           4,420                4,500                4,771
                                                                          ------------          -----------         ------------
          Total assets................................................    $    112,140          $   130,736         $    121,270
                                                                          ============          ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable...........................................    $      3,364          $     6,503         $      2,915
     Accrued employee expenses........................................           2,121                1,775                1,730
     Accrued other expenses...........................................           5,501                8,341                4,747
     Deferred revenues................................................          40,470               50,932               51,418
                                                                          ------------          -----------         ------------
          Total current liabilities...................................          51,456               67,551               60,810
                                                                          ------------          -----------         ------------
Long-term debt........................................................           4,875                3,000                    -
Long-term deferred revenues...........................................           1,492                3,073                4,198
Other long-term liabilities...........................................           2,850                2,576                2,369
                                                                          ------------          -----------         ------------
          Total liabilities...........................................          60,673               76,200               67,377
                                                                          ------------          -----------         ------------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         authorized shares, no shares issued or
         outstanding..................................................               -                  -                      -
     Common stock, $.01 par value, 35,000,000
         authorized shares; 18,507,103, 17,493,251
         and 17,380,025 shares issued and
         outstanding, respectively....................................             185                  175                  174
     Additional paid-in capital.......................................          40,672               40,682               35,401
     Accumulated other comprehensive loss.............................             (52)                 (48)                  (2)
     Retained earnings................................................          10,662               13,727               18,320
                                                                          ------------          -----------         ------------
          Total stockholders' equity..................................          51,467               54,536               53,893
                                                                          ------------          -----------         ------------
          Total liabilities and stockholders' equity..................    $    112,140          $   130,736         $    121,270
                                                                          ============          ===========         ============


The accompanying notes are an integral part of these consolidated financial statements.

                         COMPUTER LEARNING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         FOR THE SIX-MONTH
                                                                                            PERIOD ENDED
                                                                                              JULY 31,
                                                                                       1999               1998
                                                                                       ----               ----
Cash flows from operating activities:
     Net (loss) income....................................................         $  (3,065)           $  4,005
     Adjustments to reconcile net income to cash
          from operating activities:
          Provision for doubtful accounts.................................             5,168               4,015
          Depreciation....................................................             4,731               3,318
          Amortization of intangible assets...............................               281                 275
     Changes in net assets and liabilities:
          Accounts receivable.............................................             7,097              (8,527)
          Prepaid expenses and other current assets.......................               809              (2,892)
          Long-term accounts receivable...................................             1,578              (2,251)
          Other long-term assets..........................................              (205)               (369)
          Trade accounts payable..........................................            (3,139)                552
          Accrued employee expenses.......................................               346              (1,388)
          Accrued other expenses..........................................            (2,840)             (2,770)
          Deferred revenues...............................................           (10,462)               (561)
          Long-term deferred revenues.....................................            (1,581)                485
          Other long-term liabilities.....................................               274               1,296
                                                                                   ---------            --------
               Cash used for operating activities.........................            (1,008)             (4,812)
                                                                                   ---------            --------
Cash flows from investing activities:
     Capital expenditures.................................................            (5,020)            (12,275)
     Cash from acquired companies.........................................                 -                 932
                                                                                   ---------            --------
               Cash used for investing activities.........................            (5,020)            (11,343)
                                                                                   ---------            --------

Cash flows from financing activities:
     Repayments of long-term debt.........................................                 -                (518)
     Borrowing from long-term debt........................................             1,875                   -
     Exercise of stock options............................................                 -                 218
                                                                                   ---------            --------
               Cash provided by (used for) financing activities...........             1,875                (300)
                                                                                   ---------            --------
Net decrease in cash and cash equivalents.................................            (4,153)            (16,455)
                                                                                   ---------            --------
Cash and cash equivalents, beginning of period............................             7,691              24,377
                                                                                   ---------            --------
Cash and cash equivalents, end of period..................................         $   3,538            $  7,922
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

                         COMPUTER LEARNING CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. - NATURE OF THE BUSINESS, BASIS OF PRESENTATION AND GEOGRAPHIC INFORMATION:

     Nature of the Business

     Computer Learning Centers, Inc. (the "Company" or "CLC") is a public company traded on the NASDAQ National Market. As of July 31, 1999, the Company operated twenty-eight Learning Centers in the U.S. and Canada and is headquartered in Fairfax, Virginia.

     Basis of Presentation

     The interim consolidated financial statements of Computer Learning Centers, Inc. (the "Company" or "CLC") as of and for the three and six months ended July 31, 1999 and 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Pursuant to such rules and regulations, certain notes in the audited financial statements for fiscal year 1999 included in the Company's Annual Report on the SEC's Form 10-K ("1999 Annual Report") have been omitted.

     As used herein, the three-month periods ended July 31, 1999 and 1998 are referred to as "second quarter 1999" and "second quarter 1998," respectively.

     These consolidated financial statements should be read in conjunction with the 1999 Annual Report. The Company's consolidated balance sheet as of January 31, 1999 was derived from the audited financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

     Geographic information

     The following table sets forth financial information for the Company's U.S. and Canadian operations.

     FOR THE THREE-MONTH PERIODS
     ----------------------------
     ENDED JULY 31,                                           1999                                 1998
     --------------                           ------------------------------------- -----------------------------------
                                                  U.S.      CANADIAN     TOTAL         U.S.      CANADIAN     TOTAL
                                                  ----      --------     -----         ----      --------     -----
     Revenues                                   $ 31,166     $1,679     $ 32,845     $ 33,119     $ 2,154   $ 35,273

     (Loss) income before income
     taxes                                       (2,631)         69      (2,562)          805         578      1,383

     AS OF AND FOR THE SIX-MONTH
     ---------------------------
     PERIODS ENDED JULY 31,                                     1999                                  1998
     ---------------------                       ----------------------------------- ------------------------------------
                                                    U.S.      CANADIAN      TOTAL         U.S.      CANADIAN     TOTAL
                                                    ----      --------      -----         ----      --------     -----
     Revenues                                     $ 65,073    $ 3,754     $ 68,827     $ 67,375     $ 3,954    $ 71,329

     (Loss) income before income
     taxes                                          (5,864)       623       (5,241)       5,434      1,225        6,659
     Long-lived assets, net                         36,951        942       37,893       34,565       1,150      35,715

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

2. - ACCOUNTS RECEIVABLE:

     Student accounts receivable are initially established for the balance of course tuition (however, only for the current academic year of multi-academic year programs) at the time a student enrolls in the Learning Center and consist of financial aid, third-party and self-pay receivable balances. Financial aid receivables are student receivable balances expected to be paid through federal student financial assistance funds administered pursuant to Title IV of the Higher Education Act of 1965, as amended ("Title IV"). Third-party student receivable balances are those expected to be paid by employer companies or various non-Title IV federal and state agencies. Self-pay student receivables consist of those amounts to be paid by the student. The Company makes available to qualifying students, alternative financing arrangements ("CLC financing") which help fund their education. Dependent upon the creditworthiness of the individual, CLC financing may be offered to assist students with meeting their financial obligations related to attending CLC. The Company requires students receiving CLC financing to make regular monthly payments. Depending on the level of financing extended to students, payment plans offered generally range from six months to three years. All amounts due to the Company in periods beyond one year are classified as long-term receivables.

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

     As of July 31, 1999 and 1998, net accounts receivable consisted of the following:

                                                                               JULY 31, 1999
                                                             ---------------------------------------------
                                                               CURRENT        LONG TERM          TOTAL
                                                             -------------    ---------      -------------
Accounts receivable.....................................     $   63,141        $ 11,951       $  75,092
Student withdrawal allowance............................        (10,059)         (1,751)        (11,810)
Allowance for doubtful accounts.........................         (7,844)         (1,924)         (9,768)
                                                             -----------       ---------      ----------
                                                             $   45,238        $  8,276       $  53,514
                                                             ----------        --------       ---------


                                                                               JULY 31, 1998
                                                              -----------------------------------------------
                                                                CURRENT          LONG TERM          TOTAL
                                                              -----------        ---------      -------------
Accounts receivable.....................................      $ 71,923           $ 12,647        $  84,570
Student withdrawal allowance............................       (12,179)            (1,843)         (14,022)
Allowance for doubtful accounts.........................        (4,600)            (1,565)          (6,165)
                                                              ---------          ---------       ----------
                                                              $ 55,144           $  9,239        $  64,383
                                                              ========           ========        =========

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

3. - LONG-TERM DEBT:

     The Company has an available credit facility of $20.0 million with a bank, of which approximately $9.1 million is utilized as of July 31, 1999. This credit facility consists of a revolving line of credit, with a convertible term loan component. Any outstanding amounts borrowed under the revolving line of credit are payable upon its termination in October 2000. The credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants including limitations on purchases and sales of assets. As of April 30 and July 31, 1999, the Company failed to meet one of the financial ratio requirements. The Company has obtained an amendment to this facility and a waiver for this financial ratio requirement from its lender. The Company is in compliance with all other covenants as of and for the second quarter 1999. In accordance with the terms of the agreement, the term loan component of the facility has been suspended and other restrictions have been imposed, including prohibiting acquisitions by the Company until the Company achieves compliance with the financial ratio requirement.

4. - EARNINGS PER SHARE:

     The following table sets forth the basic and diluted earnings per share calculations for the three and six months ended July 31, 1999 and 1998:

                                                                                NET (LOSS)                             PER SHARE
                                                                                  INCOME              SHARES             AMOUNT
                                                                               ------------         ------------      ------------
       THREE-MONTH PERIOD ENDED JULY 31, 1999
       Earnings per share of common stock -- basic........................       $(1,497)           17,726,030           $(0.08)
       Dilutive securities-
            Stock options.................................................             -                     -                -
                                                                                 --------           ----------           -------
       Earnings per share of common stock -- diluted......................       $(1,497)           17,726,030           $(0.08)
                                                                                 ========           ==========           =======
       THREE-MONTH PERIOD ENDED JULY 31, 1998
       Earnings per share of common stock -- basic........................          $862            17,316,398            $0.05
       Dilutive securities-
            Stock options.................................................             -             1,017,590                -
                                                                                    ----            ----------            -----
       Earnings per share of common stock -- diluted......................          $862            18,333,988            $0.05
                                                                                    ====            ==========            =====
       SIX-MONTH PERIOD ENDED JULY 31, 1999
       Earnings per share of common stock -- basic........................       $(3,065)           17,609,640           $(0.17)
       Dilutive securities-
            Stock options.................................................             -                     -                -
                                                                                 --------           ----------           -------
       Earnings per share of common stock -- diluted......................       $(3,065)           17,609,640           $(0.17)
                                                                                 ========           ==========           =======
       SIX-MONTH PERIOD ENDED JULY 31, 1998
       Earnings per share of common stock -- basic........................       $ 4,005            17,609,640           $ 0.23
       Dilutive securities-
            Stock options.................................................             -             1,008,953                -
                                                                               ---------            ----------           ------
       Earnings per share of common stock -- diluted......................       $ 4,005            18,609,640           $ 0.22
                                                                               =========            ==========           ======

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The Company had 1,826,331 options outstanding as of July 31, 1999 however, these options are not included in the calculation of the number of dilutive securities outstanding as their impact was antidilutive due to the net loss for the three and six months ended July 31, 1999. There are 1,013,152 shares that were issued with respect to settlement of shareholder litigation that are included in the second quarter 1999 calculation since the litigation settlement to which they relate received final judicial approval on July 9, 1999 (see Note
5). All options of the Company had a dilutive effect for the three and six months ended July 31, 1998.

5. - LITIGATION:

     Active Litigation

     On May 5, 1998, a class action lawsuit was filed against the Company in the Superior Court of New Jersey in Bergen County, New Jersey, on behalf of all students who attended a Learning Center in New Jersey within six years of May 5, 1998. The complaint alleges, among other things, that the Company, at its Learning Centers located in the State of New Jersey failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated certain provisions of the New Jersey Consumer Fraud Act. The Company is unable to estimate the outcome of the matter or any potential liability.

     Between June 1, 1998 and May 31, 1999, the Company was named as defendant in seven other lawsuits in California, Texas, Virginia, Michigan and New Jersey by individual students or groups of students who formerly attended one of its Learning Centers. The complaints allege, among other things, that the Company, at the affected Learning Centers failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, student outcomes and violated certain provisions of the applicable state consumer laws. In the second quarter of 1999, two of these seven cases were settled resulting in payments to the former students of immaterial amounts. The Company is unable to estimate the outcome of the other five matters or any potential liability.

     On July 9, 1999, a class action lawsuit was filed against the Company in the Court of Common Pleas in Philadelphia County, Pennsylvania, on behalf of all students who attended the Learning Center located on Market Street in Philadelphia within six years of July 9, 1999 who have not obtained employment in a computer-related job through the Company's placement services. On August 2, 1999, the case was removed to the United States District Court for the Eastern District of Pennsylvania. The complaint alleges, among other things, that this Learning Center failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated certain provisions of the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The Company is unable to estimate the outcome of the matter or any potential liability.

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

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The Company intends to defend itself vigorously in the lawsuits referred to above; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company has incurred and expects to continue to incur significant legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on the Company's business, financial condition and results of operations.

     Settled Litigation

On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from July 31, 1997 through March 10, 1998. Over the following two months, eight additional similar cases were filed in United States District Courts: two in the Central District of California; five in the Northern District of Illinois; and one in the Eastern District of Virginia. The complaints alleged violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also alleged that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of the complaints were filed on behalf of classes of shareholders of Company Common Stock beginning as early as March 11, 1997 and ending as late as April 7, 1998. All of these shareholder lawsuits were consolidated and transferred to the United States District Court for the Eastern District of Virginia. The Company entered into a settlement agreement with the plaintiffs in February 1999, whereby the Company settled these allegations and agreed to compensation to members of the plaintiffs' class. The terms of the settlement, which received final judicial approval on July 9, 1999 and has been approved by the plaintiffs, provided for the payment of $3.0 million in cash ($2.35 million was covered by the Company's insurance policy) and the issuance of 550,000 shares of CLC Common Stock, subject to certain price protection features, which resulted in an additional 463,152 shares of CLC Common Stock being issued to guarantee a total settlement of $7.5 million. The Company's $650 cash portion of the settlement agreement was paid in April 1999, and the remaining $2.35 million cash obligation was paid in June 1999. In addition, litigation settlement expense for the six months ended July 31, 1998 consists of $210 of legal expenses specifically related to this litigation.

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

     U. S. Department of Education ("Department of Education" or "Department")

     Under the standards of financial responsibility of the Department of Education, if an institution's annual financial aid compliance audit or a review by another regulatory agency finds that the institution made refunds late (as defined by the Department) to 5% or more of its students in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. During fiscal year 1999, the Company posted a letter of credit of $1.5 million with respect to all U.S. Learning Centers except for the Somerville and Methuen, MA Learning Centers for which a separate letter of credit had been required to meet the Department's financial responsibility requirements, and the Paramus, NJ Learning Center for which no letter of credit is required. After review of the Company's fiscal year 1999 financial responsibility measures, the Department removed the letter of credit related to the Somerville and Methuen Learning Centers. Based on the results of the Company's compliance audit for the last fiscal year the Company's letter of credit requirement for late refunds increased from $1.5 million to $2.2 million for all of the Company's U.S. Learning Centers, excluding the Paramus, NJ Learning Center.

     The Department conducted a program review of the Company's administration of the Title IV Programs at its Alexandria and Manassas, VA Learning Centers for the two-year period ended June 30, 1998. The Department issued a preliminary report on this review in September 1998. This report cited certain findings of alleged noncompliance with Department regulations. The Company has responded to each of the findings raised in this report and negotiations aimed at its resolution are continuing. The findings raised in this report do not affect the continued eligibility of any of the Company's Learning Centers to participate in the Title IV Programs or the manner in which such funds are disbursed.

     The Department reviewed the results of the independent audit on administration of the Company's Title IV Programs for the year ended January 31, 1998 and issued a preliminary audit determination report in December 1998. The Department's report alleged that the Company failed to make certain student refunds at Learning Centers operating during fiscal year 1998 within the timeframes established by the Department. The Department required the Company to perform more expansive reviews of student account files ("file reviews") at five of these Learning Centers, which were determined by the Department to have incidents of non-compliance in excess of rates acceptable to the Department. The Department has not issued a final determination letter on this review.

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     In January 1999, the Department of Education initiated a program review of the administration of the Title IV Programs by the Company's Laurel, MD Learning Center for the period July 1, 1997 through the present. In August 1999, the Department conveyed its preliminary findings resulting from the program review. The Department has not yet issued any written findings or reports on this program review.

     In July 1999, the Company submitted the results of its independent audit on administration of its Title IV Programs for the year ended January 31, 1999 to the Department. The independent audit identified certain findings of non-compliance with respect to the Company's administration of Title IV Programs. The Company has not received any communication from the Department with respect to this compliance audit.

     State Authorization and Accreditation

     The Maryland Higher Education Commission ("MHEC") and Texas Workforce Commission ("TWC") reviewed programs at the Company's Laurel, Maryland and Houston, Texas Learning Centers, respectively. In October 1998, the MHEC issued its report citing certain findings of regulatory noncompliance at the Laurel Learning Center. The TWC's reports, also issued in October 1998, contained findings relating to their investigation of student complaints at the Houston Learning Center. In both these matters, the Company agreed to make refunds to certain former students who attended the affected Learning Centers. In April 1999, the Company entered into a settlement agreement with the MHEC. Under the terms of the settlement, the Company agreed to pay a $60 fine, disburse all refunds proposed by MHEC, and assured the MHEC that the Company would continue to implement policies and procedures imposed by the MHEC. The Company has made the required refunds to former students of the Houston Learning Center and taken additional corrective measures as directed by the TWC. During the six months ended July 31, 1999, the Company recorded expenses of $738 representing the amount of MHEC and TWC related student refunds and fees required to complete these reviews. Although the TWC has communicated to the Company that its actions are sufficient to correct the findings noted in the Reports, the TWC has not issued a formal resolution letter.

     On May 10, 1999, the Illinois State Board of Education ("ISBE") issued a report regarding ISBE's March 1999 site visit to the Schaumburg Learning Center. In that report, the ISBE stated that the site visit indicated that the Schaumburg Learning Center is in compliance with the Private Business and Vocational Schools Act. On that basis, the ISBE issued a conditional Certificate of Approval to the Learning Center covering the year ended June 30, 1999. The ISBE subsequently advised the Schaumburg Learning Center that it would conduct another site visit in September 1999 to determine if the Learning Center has complied with the conditions on the Certificate of Approval. If the ISBE review is satisfactory and the renewal application is approved, the ISBE has stated that it will issue an unconditional Certificate of Approval for the year ending June 30, 2000. During the interim, the Learning Center is operating under continuing ISBE authorization.

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     Heightened Cash Monitoring

     On April 6, 1998, the Department of Education notified the Company that, based upon the Department's monitoring of litigation involving the Company and certain student complaints lodged against the Company, it placed all Learning Centers on a "heightened cash monitoring status." This status allows all Learning Centers to continue to receive federal student financial assistance funds so long as the funds requested are drawn after they have been credited to student accounts and CLC subsequently provides evidence of such credit and other supporting information to Department. The Department does not consider "heightened cash monitoring status" to represent either an adverse or punitive action. This action by Department should not have any effect on the availability or timing of financial assistance to the Company's students, nor should it have a material affect on the Company's cash flow or operating results.

7. - COMPREHENSIVE (LOSS) INCOME:

     Total comprehensive (loss) income is summarized as follows:

                                                                    THREE MONTHS ENDED JULY 31,     SIX MONTHS ENDED JULY 31,
                                                                 -------------------------------  -----------------------------
                                                                     1999                1998        1999               1998
                                                                     ----                ----        ----               ----
        Net (loss) income.....................................     $(1,497)              $862      $(3,065)            $ 4,005
        Unrealized gain, net of realized gain, on
                    investment securities.....................           -                  -            -                (160)
        Foreign currency translation adjustment...............           4                 10           (4)                 (2)
                                                                   --------              ----      --------            -------
        Total comprehensive (loss) income.....................     $(1,493)              $872      $(3,069)            $ 3,843
                                                                   ========              ====      ========            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results" and Part II, Item 1 -- "Legal Proceedings" contained herein.

     This management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with Part I, Item 1 -"Business - Financial Aid and Regulation" contained in our Annual Report on Form 10-K ("1999 Annual Report") as filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 1999, for discussion of, among other matters:

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

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:

                                                                        FOR THE THREE-MONTH              FOR THE SIX-MONTH
                                                                       PERIOD ENDED JULY 31,           PERIOD ENDED JULY 31,
                                                                   ------------------------------  ----------------------------
                                                                        1999             1998           1999            1998
                                                                   --------------  --------------  --------------   -----------
        Revenues...............................................        100.0%           100.0%         100.0%          100.0%
        Costs and expenses:
             Costs of instruction and services.................         72.2             66.4           71.5            61.5
             Selling and promotional...........................         15.9             15.1           15.6            14.7
             General and administrative........................         11.1              9.1           12.5             9.2
             Provision for doubtful accounts...................          8.0              5.4            7.5             5.6
             Amortization of intangible assets.................          0.4              0.4            0.4             0.4
                                                                   ---------       ----------        -------        --------
                                                                       107.6             96.4          107.5            91.4
                                                                   ---------       ----------        -------        --------
        (Loss) income from operations..........................         (7.6)             3.6           (7.5)            8.6
        Interest (expense) income, net.........................         (0.2)             0.4           (0.1)            0.6
        Litigation settlement expense..........................            -                -              -            (0.3)
        Gain on sale of investment securities..................            -                -              -             0.4
                                                                   ---------       ----------        -------        --------
        (Loss) income before income taxes......................         (7.8)             4.0           (7.6)            9.3
        (Benefit from) provision for income taxes..............         (3.2)             1.5           (3.2)            3.7
                                                                   ----------      ----------        --------       --------
        Net (loss) income......................................        (4.6)%             2.5%         (4.4)%            5.6%
                                                                   =========       ==========        =======        ========

THREE MONTHS ENDED JULY 31, 1999 ("SECOND QUARTER OF 1999") COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1998 ("SECOND QUARTER OF 1998").

     Revenues decreased 7% to $32.8 million in the second quarter of 1999 from $35.3 in the second quarter of 1998. The number of students attending Learning Center programs at the end of the quarter decreased 15% to 9,475 in the second quarter of 1999 from 11,153 in the second quarter of 1998. The decrease in revenue was not as large as the decrease in student population, since the decline in the number of students attending our programs was offset by the impact of the increasing popularity of our higher tuition programs.

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


                                                                        Second Quarter         Increase/
                                                                    1999              1998     (Decrease)      %
                                                                    ----              ----     ----------     ---
           New centers............................................    422              531       (109)       (21)%
           Same centers...........................................  2,236            2,907       (671)       (23)%
                                                                    -----            -----       -----       ----
           Total .................................................  2,658            3,438       (780)       (23)%
                                                                    =====            =====       =====       ====

     The following summarizes Learning Center openings and acquisitions for the current and last two fiscal years.


                                                                                            FISCAL    FISCAL     FISCAL
                                LEARNING CENTER OPENINGS/ACQUISITIONS                        2000      1999       1998
                         -------------------------------------------------                 --------  --------   ------
                         First Quarter....................................                    -          5         -
                         Second Quarter...................................                    1          1         2
                                                                                              -
                         Third Quarter....................................                               -         1
                         Fourth Quarter...................................                               1         3
                                                                                                         -         -
                                   Total..................................                    1          7         6
                                                                                              =          =         =

     Costs of instruction and services increased 1% to $23.7 million in the second quarter of 1999 from $23.4 million in the second quarter of 1998. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 72.2% in the second quarter of 1999 from 66.4% in the second quarter of 1998. This increase in cost of instruction and services as a percentage of revenue is primarily attributable to lower enrollments during the second quarter of 1999 at several of our more established U.S. Learning Centers and Canadian schools. Lower enrollments at our more established Learning Centers and Canadian schools resulted in a higher ratio of cost of instruction due to decreased revenues without a corresponding decrease in fixed costs. The decline in same center enrollments has been greatest in terms of number of students at our Learning Centers in the Washington, DC suburbs, in California, and in Texas which had declines in enrollments of 33%, 36% and 39%, respectively, for the second quarter of 1999 compared to the same period of 1998. We attribute the decreases in enrollments to negative publicity generated by various regulatory actions, optimizing of class sizes and a reduced lead conversion rate at these centers. We attribute the decrease in enrollments at our Canadian schools to the impact of changes in the student financial aid program in the province of Quebec, Canada.

     Selling and promotional expenses decreased 2% to $5.2 million in the second quarter of 1999 from $5.3 million in the second quarter of 1998. Selling and promotional expenses as a percentage of revenues increased to 15.9% in the second quarter of 1999 from 15.1% in the second quarter of 1998.

     General and administrative expenses increased 16% to $3.7 million in the second quarter of 1999 from $3.2 million in the second quarter of 1998, primarily as a result of increased costs of staff and office facilities. We also incurred an additional $200,000 of costs related to the development of our new proprietary administrative software system. General and administrative expenses as a percentage of revenues increased to 11.1% in the second quarter of 1999 from 9.1% in the second quarter of 1998.

     Provision for doubtful accounts increased 37% to $2.6 million in the second quarter of 1999 from $1.9 million in the second quarter of 1998, attributable to the increase in CLC-financed student accounts receivable balances. Provision for doubtful accounts as a percentage of revenues increased to 8.0% in the second quarter of 1999 from 5.4% in the second quarter of 1998. We attribute this increase to a shift in student enrollments to higher priced tuition programs, which typically have higher amounts of self-pay accounts receivable after application of available federal financial aid. The self-pay receivables have historically had lower collection rates than loans from traditional third-party lenders.

     Amortization of intangible assets equaled $140,000 in the second quarter of 1999 versus $143,000 in the second quarter of 1998.

     We realized net interest expense of $66,000 in the second quarter 1999, compared to net interest income of $135,000 in the second quarter 1998. This variance can be attributed to a decrease in interest generated from lower average invested cash balances as well as interest expense on borrowings outstanding during the quarter.

SIX MONTHS ENDED JULY 31, 1999 COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1998

     Revenues decreased approximately 4% to $68.8 million for the six months ended July 31, 1999 from $71.3 million for the comparable period of the prior year primarily due to a decrease in enrollments at our same centers and partially offset by the growing popularity of our higher tuition programs. The average monthly student population for the six months ended July 31, 1999 versus 1998 fell approximately 11%. The number of students attending Learning Center programs as of July 31, 1999 decreased 15% to 9,475 from 11,153 from the comparable period of the prior year. The following table shows a comparison of student enrollments in new centers and same centers:

                                                                  Six months ended July 31,     Increase/
                                                                   1999              1998      (Decrease)         %
                                                                   ----              ----      ----------        ---
           New centers......................................      1,139               752          387            51%
           Same centers.....................................      4,491             6,126       (1,635)          (27)%
                                                                  -----             -----       -------          ----

           Total ...........................................      5,630             6,878       (1,248)          (18)%
                                                                  =====             =====       =======          ====

     Costs of instruction and services increased 12% to $49.2 million for the six months ended July 31, 1999 from $43.8 million for the comparable period of the prior year. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 71.5% for the six months ended July 31, 1999 from 61.5% for the comparable period of the prior year. This increase in cost of instruction and services as a percentage of revenue is primarily attributable to lower enrollments during the six months ended July 31, 1999 at several of our more established Learning Centers and our Canadian schools, and increased costs in anticipation of growth that was not achieved at expected levels. Lower enrollments at our more established U.S. Learning Centers and Canadian schools resulted in a higher ratio of cost of instruction due to decreased revenues without a corresponding decrease in fixed costs. The decline in same center enrollments has been greatest in terms of number of students at our Learning Centers in the Washington, DC suburbs, in California, and in Texas which have had average population declines of 35%, 31% and 22%, respectively, for the six months ended July 31, 1999 compared to the same period of 1998. We attribute the decreases in enrollments to negative publicity generated by various regulatory actions, optimizing of class sizes and a reduced lead conversion rate at these centers. We attribute the decrease in enrollments at our Canadian schools to the impact of changes in the student financial aid program in the province of Quebec, Canada.

     Selling and promotional expenses increased 3% to $10.8 million for the six months ended July 31, 1999 from $10.5 million for the comparable period of the prior year. Selling and promotional expenses as a percentage of revenues increased to 15.6% for the six months ended July 31, 1999 from 14.7% for the comparable period of the prior year. This increase is primarily due to our advertising and admissions expenses remaining at the same levels of the prior year while revenue has declined.

     General and administrative expenses increased 30% to $8.6 million for the six months ended July 31, 1999 from $6.6 million for the comparable period of the prior year primarily as a result of the addition of $738 of increased regulatory expense to provide for additional obligations associated with resolution of reviews conducted by the Texas Workforce Commission ("TWC") and Maryland Higher Education Commission ("MHEC"). Also contributing to this increase is approximately $400,000 of costs related to developing a new proprietary administrative software system, $230,000 provided for settlement of lawsuits brought by former students and employees of certain Learning Centers and an increase in personnel to support the growth of the business. General and administrative expenses as a percentage of revenues increased to 12.5% for the six months ended July 31, 1999 from 9.2% for the comparable period of the prior year.

     Provision for doubtful accounts increased 30% to $5.2 million for the six months ended July 31, 1998 from $4.0 million for the comparable period of the prior year primarily due to a shift in accounts receivable to a greater percentage of the balance representing loans financed by the Company. Provision for doubtful accounts as a percentage of revenues increased to 7.5% for the six months ended July 31, 1999 from 5.6% for the comparable period of the prior year. We attribute this increase to a shift in student enrollments to higher priced tuition programs, which typically have higher amounts of self-pay accounts receivable after application of available federal financial aid. The self-pay receivables have historically had lower collection rates than loans from traditional third-party lenders.

     Amortization of intangibles equaled $281,000 for the six months ended July 31, 1999 versus $275,000 for the comparable period of the prior year.

     The Company realized net interest expense of $75,000 for the six months ended July 31, 1999 versus net interest income of $419,000 for the comparable period of the prior year primarily due to a decrease in interest generated from smaller average invested cash balances, as well as interest expense on borrowings outstanding during the six months ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased by $4.2 million for the six month period ending July 31, 1999. Cash generated from operations for the first six months of 1999 compared to the first six months of 1998 increased by approximately $3.8 million primarily due to an increase in net assets offset by a decrease in net income adjusted for non-cash charges.

     Our principal sources of funds at July 31, 1999 were cash and cash equivalents of approximately $3.5 million and net current accounts receivable of $45.2 million. Additionally, we have a credit agreement with a bank that provides for a $20.0 million secured revolving credit facility, expiring in October 2000. The interest on the facility is based either on the bank's U.S. prime rate or the London Interbank Offer Rate ("LIBOR") which were 8.0% and 5.1%, respectively at July 31, 1999. Interest rates are equal to the U.S. prime rate or LIBOR plus 1.25% for revolving credit loans. We have borrowings outstanding of approximately $4.9 million on our line of credit as of July 31, 1999. In addition, we have pledged portions of our line of credit totaling $4.2 million to the Department of Education, to our insurance carrier and to our lessors on behalf of certain Learning Centers. As of July 31, 1999, we have $10.9 million available under the line of credit agreement.

     The credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants including limitations on purchases and sales of assets. As of April 30 and July 31, 1999, we failed to meet one of the financial ratio requirements. The Company has obtained an amendment to this facility and a waiver for this financial ratio requirement from our lender. We are in compliance with all other covenants as of and for the second quarter 1999. In accordance with the terms of the agreement, the term loan component of the facility has been suspended and other restrictions have been imposed, including prohibiting acquisitions by the Company until the Company achieves compliance with the financial ratio requirement.

     We continuously review our cash flow, and seek strategies to provide favorable returns on our capital. The Board of Directors authorized a program to repurchase up to 1,000,000 shares of our Common Stock over a two-year period ending August 31, 2000. As of August 31, 1999, we had not purchased any stock under this program. We issued 1,013,152 shares of the Company's Common Stock in settlement of the shareholder lawsuit, which received final judicial approval in July 1999.

     We have undertaken the development of a new proprietary administrative software system, which we believe will serve to mitigate deficiencies in our record-keeping systems identified by previous regulatory reviews. We expect to expend in excess of $3.0 million to develop and implement this system, which we anticipate will be completed by April 30, 2000. To date we have expended approximately $1.0 million to develop and implement this system.

     We believe our available cash on hand, cash from operating activities and existing lines of credit will be sufficient to meet our cash requirements for at least the next twelve months. Thereafter, we will continue to evaluate all sources of capital available to us, including bank financing and additional equity or debt offerings, to satisfy ongoing working capital and capital expenditure requirements.

REGULATORY MATTERS - CURRENT DEVELOPMENTS

     We are subject to extensive federal and state regulation and review of operations at our U.S. Learning Centers. There are several regulatory reviews ongoing at certain Learning Centers which are more fully described in Part I,
Item 1 - "Business - Financial Aid and Regulation" section in our 1999 Annual Report. Current developments regarding these regulatory matters are discussed below.

     U.S. Department of Education ("Department of Education" or "Department")

     We have submitted written responses with respect to all of the findings of noncompliance asserted in the Department of Education's program review report on our Alexandria, VA and Manassas, VA Learning Centers for the period July 1, 1996 through June 30, 1998. The Department has not yet issued a final determination letter with respect to this program review. We expect the Department to issue a final determination letter after reviewing our responses to its program review report, the last of which was submitted in June 1999.

     The Department reviewed the results of our independent audit on administration of our Title IV Programs for the year ended January 31, 1998 and issued a preliminary audit determination report in December 1998. The Department's report alleged that we failed to make certain student refunds at our Learning Centers operating during fiscal year 1998 within the timeframe established by the Department. The Department required us to perform more expansive reviews of student account files ("file reviews") at five of these Learning Centers, which were deemed to have findings of non-compliance in excess of rates acceptable to the Department. We expect the Department will issue a final determination letter after reviewing the results of these file reviews that we submitted to the Department in March 1999.

     In January 1999, the Department of Education initiated a program review of the administration of the Title IV Programs by our Laurel, MD Learning Center for the period July 1, 1997 through the present. In August 1999, the Department conveyed to us its preliminary findings resulting from the program review. The Department has not yet issued any written findings or reports on this program review.

     In July 1999, we submitted the results of our independent audit on administration of our Title IV Programs for the year ended January 31, 1999 to the Department. The independent audit identified certain findings of non-compliance with respect to our administration of the Title IV Programs. The independent audit on the administration of our Title IV Programs for the year ended January 31, 1999 identified eight schools having late refund frequency rates in excess of 5% for the students sampled in the audit. In April and May of 1999, we introduced new procedures in all of our Learning Centers to ensure that student refunds are processed on a timely basis. Our submission to the Department incorporated a supplemental report prepared by the same independent auditors, which found that in the eight Learning Centers referred to above, that there were no late refunds for approximately a 45 day period beginning in May 1999. The Company has not received any communication from the Department with respect to this compliance audit.

     State Authorization and Accreditation

     On May 10, 1999, the Illinois State Board of Education ("ISBE") issued a report regarding ISBE's March 1999 site visit to the Schaumburg Learning Center. In that report, the ISBE stated that the site visit indicated that our Schaumburg Learning Center was in compliance with the Private Business and Vocational Schools Act. On that basis, the ISBE issued a conditional Certificate of Approval to us covering the year ended June 30, 1999. The ISBE subsequently advised the Schaumburg Learning Center that it would conduct another site visit in September 1999 to determine if the Learning Center has complied with the conditions on the Certificate of Approval. If the ISBE review is satisfactory and the renewal application is approved, the ISBE has stated that it will issue an unconditional Certificate of Approval for the year ending June 30, 2000. During the interim, the Learning Center is operating under continuing ISBE authorization.

     In April 1999, we executed a settlement agreement with the Maryland Higher Education Commission ("MHEC") to settle a Notice of Deficiencies issued by MHEC to our Laurel Learning Center in October 1998. In conjunction with this settlement agreement, we paid a $60,000 fine and assured the MHEC that the Laurel Learning Center would continue to implement certain policies and procedures. Under certain circumstances, we may need to make refunds to students currently enrolled at the Learning Center; however, we expect no further impact from this matter on the results of our operations in future periods.

     In October 1998, the Texas Workforce Commission ("TWC") issued three separate Complaint Investigation Reports (the "Reports") respecting complaints submitted to the TWC by seven former students of the Houston Learning Center. During the first quarter 1999, we made refunds to former students as mandated by the TWC after issuing their Reports. Since that time we have taken additional corrective measures and paid additional student refunds to former students of our Houston Learning Center, in an effort to resolve the findings noted in the Reports. Although the TWC has communicated to us that our actions are sufficient to correct the findings noted in the Reports, the TWC has not issued a formal resolution letter, and we do not expect to receive one. We believe the matters have been resolved and will not proceed to formal administrative or judicial proceedings.

     Accreditation by an accrediting agency recognized by the Department of Education is required in order for an institution (as defined by the Department as a main campus and any branch campuses) to become and remain eligible to participate in the Title IV Programs. In addition, most states require institutions operating within their borders to become and continue to be accredited as a condition of continuing state authorization. All of our U.S.-based Learning Centers are accredited by ACICS, which is an accrediting agency recognized by the Department of Education. Three of our institutions operating in the United States are due for renewal of accreditation during fiscal 2000. Two of these institutions received accreditation renewals in the second quarter of 1999. We have submitted the remaining renewal application and will provide additional information as requested in order to complete the renewal process for the third institution.

     The loss of accreditation or state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the affected Learning Center ineligible to participate in the Title IV Programs and would have a material adverse effect on our results of operations and financial condition.

     Guaranty Agency Reviews

     In the ordinary course of our business, certain of the U.S. Learning Centers are subject to periodic review by the guaranty agencies which guarantee Federal Family Education Loan Program loans disbursed to students at those Learning Centers. We believe all open reviews by these guaranty agencies will be concluded with no material effect to the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors, among others, including without limitation those set forth below under the caption Part II, Item 1 - "Legal Proceedings," could cause actual results to differ materially from those contained in forward looking statements made in this Report on Form 10-Q and presented elsewhere by us from time to time.

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

     In the event that we fail to maintain or renew any required regulatory approvals, accreditations' or authorizations of any of the Learning Centers it would have a material adverse effect on our results of operations and financial condition.

     Potential Adverse Effects of Change of Control

     General Atlantic Corporation ("GAC"), General Atlantic Partners II, L.P. ("GAP") and GAP-CLC Partners, L.P. ("GAP-CLC") (collectively, the "General Atlantic Entities") beneficially own approximately 16% of the outstanding shares of our Common Stock. Consequently, the General Atlantic Entities, and GAC in particular, will continue to have significant influence over our policies and affairs. Upon a change of ownership resulting in a change of control of the Company, as defined in the Department of Education's regulations, each of our Learning Centers would be required to apply to the Department to reestablish its eligibility to participate in the Title IV Programs. If such application were incomplete or untimely or the Department's review indicated material deficiencies, the affected Learning Center could lose access to Title IV Program funding for an indeterminate period of time, leading to the loss of a portion, or all, of its Title IV funding during the reapproval period. A change of control also could affect the state authorization and accreditation of our Learning Centers. If we experience a change of control under Department of Education, state or accreditation standards and any of our Learning Centers lose authority to operate or access to Title IV Program funding for an extended period, it would have a material adverse effect on our results of operations and financial condition.

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

     Risks Associated with Changes in Technology and Growth

     The market for our programs and services is characterized by rapidly changing requirements and characteristics, and our ability to develop and offer new programs and services and to open new locations is subject to extensive state and federal regulation and accrediting agency requirements. If we are unable, for financial, regulatory or other reasons, to develop and offer new programs and services in a timely manner in response to changes in the industry, or if programs and services offered by our Learning Centers fail to gain or maintain widespread commercial acceptance, our business may be materially and adversely affected.

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

     State of Readiness

     We have completed an initial assessment of potential exposure of our own IT-Systems. We have identified certain software for which we engaged third-party consultants to complete remediation as well as routine upgrades to the system, which were completed in April 1999. In addition, we replaced our payroll and human resources systems in order to be Y2K ready as well as provide significant improvements over the current systems. The payroll and human resource IT-System was successfully completed in July 1999. Most of our computer hardware was acquired during the last few years and we determined that these newer systems do not possess a Y2K problem. We have computer hardware at certain Learning Centers that is not Y2K compliant, and we plan to replace or repair these systems prior to December 1999. Most of this noncompliant computer hardware equipment is scheduled for replacement in the ordinary course of business and is not part of a Y2K remediation effort. We have formalized a plan relating to testing our IT-Systems and expect to conclude this testing prior to October 1999, however we have no plans to conduct formal testing on Learning Center non IT-Systems readiness. Although we do not anticipate we will be significantly affected by Y2K problems in our own IT-Systems, we may be adversely affected by Y2K problems of our vendors, banking and governmental relationships, as well as with our leased facilities. We completed the assessment phase of evaluating the readiness of our significant suppliers, business partners, banks, and government agencies to determine the extent to which we may be vulnerable in the event that those parties fail to properly remediate their own Y2K issues.

     Our operations and liquidity largely depend upon the federal student funding provided by Title IV Programs for our students. Processing of applications for this funding is handled by the Department of Education's computer systems. The U.S. General Accounting Office reported in September 1998 that the Department of Education's limited progress in making contingency plans, should its IT systems fail, may not identify conditions that could cause disruptions in the administration of, and disbursement of funds under, the Title IV Programs. On April 1, 1999, the Department of Education reported that the Department's data systems are Y2K compliant, although the Department had not tested the entire Title IV Programs delivery system which could reveal problems that did not show up in tests of the individual systems. Any prolonged interruption would have a material adverse impact on the education industry and, accordingly, upon our business, results of operations, liquidity and financial condition.

      Costs to address the Company's Year 2000 issues

      We estimate that we have expended approximately $200,000 in direct costs through July 31, 1999 to identify and remediate the Company's Y2K issues. We estimate that we will expend an additional $100,000 during fiscal year 2000. These amounts do not include:

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

     Risks Associated with Y2K Issues

     Remediation and contingency planning associated with Y2K problems may increasingly cause us to divert management and employees time and attention. We are unable to estimate these potential internal indirect costs expended on Y2K efforts; however, it is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. We do not have a plan to utilize any independent verification or validation process to assure the reliability of our risk or cost estimates associated with Y2K efforts.

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

     Contingency Plan

     We continue to revise and enhance our contingency plan to prepare for the possibility that we may experience Y2K problems in our own IT-Systems or Non IT-Systems. If Y2K problems occur with Non IT-Systems, we expect to be able to isolate such systems so that they do not affect other systems, and adjust the clocks on such Non IT-Systems that are not date sensitive. We do not intend to create a formal contingency plan for IT-Systems and Non IT-Systems that are not controlled by us, including third party systems of the Department of Education, our accrediting agency, third-party student loan institutions, or financial institutions on which we rely. We believe that with the exception of the Department of Education, there are alternative service providers with which we can contract in order to recover from any temporary service interruptions due to Y2K problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     We have minimal exposure to market risks as it relates to the effects of changes in interest rates and foreign currency exchange rates. We do not hold or issue derivative financial instruments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Active Litigation

     On May 5, 1998, a class action lawsuit was filed against the Company in the Superior Court of New Jersey in Bergen County, New Jersey, on behalf of all students who attended a Learning Center in New Jersey within six years of May 5, 1998. The complaint alleges, among other things, that our Learning Centers in New Jersey failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated certain provisions of the New Jersey Consumer Fraud Act. We are unable to estimate the outcome of the matter or any potential liability.

     Between June 1, 1998 and May 31, 1999, the Company was named as defendant in seven other lawsuits in California, Texas, Virginia, Michigan and New Jersey by individual students or groups of students who formerly attended one of our Learning Centers. The complaints allege, among other things, that our affected Learning Centers failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, student outcomes and violated certain provisions of the applicable state consumer laws. During the second quarter of 1999, two of these seven cases were settled resulting in payments to the former students of immaterial amounts. We are unable to estimate the outcome of the other five matters or any potential liability.

     On July 9, 1999, a class action lawsuit was filed against the Company in the Court of Common Pleas in Philadelphia County, Pennsylvania, on behalf of all students who attended the Learning Center located on Market Street in Philadelphia within six years of July 9, 1999 who have not obtained employment in a computer-related job through the Company's placement services. On August 2, 1999, the case was removed to the United States District Court for the Eastern District of Pennsylvania. The complaint alleges, among other things, that this Learning Center failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated certain provisions of the Pennsylvania Unfair Trade Practices and Consumer Protection Law. We are unable to estimate the outcome of the matter or any potential liability.

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

     We intend to defend the Company vigorously in the lawsuits referred to above; however, there can be no assurance that we will be successful in defending the Company in any of these proceedings. Even if we prevail on the merits in such litigation, we expect to incur significant legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on our business, financial condition and results of operations.

     There can be no assurance that additional legal proceedings will not be filed or that adverse action will not be initiated against the Company, either by federal or state regulators, or other parties. Any such legal proceedings or adverse action could have a severe impact on our business, financial condition and results of operations.

     Settled Litigation

     On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of our Common Stock from July 31, 1997 through March 10, 1998. Over the following two months, eight additional similar cases were filed in United States District Courts: two in the Central District of California; five in the Northern District of Illinois; and one in the Eastern District of Virginia. The complaints alleged violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also alleged that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of the complaints were filed on behalf of classes of shareholders of Company Common Stock beginning as early as March 11, 1997 and ending as late as April 7, 1998. All of these shareholder lawsuits were consolidated and transferred to the United States District Court for the Eastern District of Virginia. The Company entered into a settlement agreement with the plaintiffs in February 1999, whereby the Company settled these allegations and agreed to compensation to members of the plaintiffs' class. The terms of the settlement, which received final judicial approval on July 9, 1999 and has been approved by the plaintiffs, provided for the payment of $3.0 million in cash ($2.35 million was covered by the Company's insurance policy) and the issuance of 550,000 shares of CLC Common Stock, subject to certain price protection features, which resulted in an additional 463,152 shares of CLC Common Stock being issued to guarantee a total settlement of $7.5 million. The Company's $650,000 cash portion of the settlement agreement was paid in April 1999, and the remaining $2.35 million cash obligation was paid in June 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's 1999 Annual Meeting of Stockholders was held on July 27, 1999. Represented, in person or by proxy were 16,450,258 shares, or approximately 94% of the total shares outstanding. The following actions were taken:

     1. Election of two Class I Directors to serve until the 2002 Annual Meeting of Stockholders. The nominees, Reid R. Bechtle and Harry H. Gaines were elected by the following vote:

         Nominees              For            Against           Non-Vote
         --------             ----            -------           --------
         Mr. Bechtle        16,309,196        143,962              0
         Mr. Gaines         16,309,196        143,962              0

     2. Ratification of the selection by the Board of Directors of PricewaterhouseCoopers, LLP as independent accountants for the current fiscal year.

                                For           Against           Non-Vote
                                ---           -------           --------

                            16,392,107        41,128             19,923


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

Date: September 13, 1999

                            COMPUTER LEARNING CENTERS, INC.

                          By: /s/ CHARLES L. COSGROVE
                             ------------------------
                                    Charles L. Cosgrove
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER      DESCRIPTION                                       PAGE NO. IN THIS FILING
----------   -----------                                       -----------------------
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

    4.1      Form of Certificate for Shares of the             Incorporated by reference to Exhibit 4.1
             Registrant's Common Stock                         of the Form S-1


    10.1     First Amendment of Credit Agreement, dated        Incorporated by reference to Exhibit 10.1
             October 31, 1998 by and between                   of the Registrant's report on Form 10-Q
             First Union National Bank and the                 for the quarter ended April 30, 1999 filed
             Registrant                                        June 14, 1999

    10.2     Second Amendment of Credit Agreement, dated       Incorporated by reference to Exhibit 10.2
             June 10, 1999 by and between First                of the Registrant's report on Form 10-Q
             Union National Bank and the Registrant            for the quarter ended April 30, 1999 filed
                                                               June 14, 1999

    10.5     Severance Agreement, dated July 20, 1999,         Filed herewith.
             by and between Christine Strachota and
             the Registrant.

      27     Financial Data Schedule                           Filed herewith.