Form 10-Q
period 1999-10-31
COMPUTER LEARNING CENTERS INC
filed 1999-12-20
CIK 943206

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       ---     OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM __________ TO __________.


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

                               Yes X     No
                                  ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                        OUTSTANDING AT  DECEMBER 10, 1999
Common Stock, $.01 par value                     18,511,603


================================================================================

                         COMPUTER LEARNING CENTERS, INC.

                                      INDEX

                                                                                                                  PAGE
                                                                                                                 NUMBER
                                                                                                                 ------
        PART I -- FINANCIAL INFORMATION

        Item 1. Financial Statements
          Consolidated Statements of Operations.............................................................         3
          Consolidated Balance Sheets.......................................................................         4
          Consolidated Statements of Cash Flows.............................................................         5
          Notes to Consolidated Financial Statements........................................................         6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....         14
        Item 3.  Quantitative and Qualitative Disclosures about Market Risks................................        23

        PART II -- OTHER INFORMATION

        Item 1.  Legal Proceedings..........................................................................        24
        Item 2.  Changes in Securities......................................................................        25
        Item 3.  Defaults Upon Senior Securities............................................................        25
        Item 4.  Submission of Matters to a Vote of Security Holders........................................        26
        Item 5.  Other Information..........................................................................        26
        Item 6.  Exhibits and Reports on Form 8-K...........................................................        26

        SIGNATURES..........................................................................................        26

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         COMPUTER LEARNING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  FOR THE                           FOR THE
                                                                 THREE-MONTH                       NINE-MONTH
                                                                PERIODS ENDED                     PERIODS ENDED
                                                                 OCTOBER 31,                       OCTOBER 31,
                                                                 -----------                       -----------
                                                             1999           1998               1999          1998
                                                             ----           ----               ----          ----
Revenues                                                   $ 32,955        $37,076           $101,782       $108,405
                                                           --------        -------           --------       --------
Costs and expenses:
     Costs of instruction and services                       24,590         24,707             73,776         68,551
     Selling and promotional                                  5,251          5,515             16,008         15,985
     General and administrative                               4,042          3,419             12,643          9,973
     Provision for doubtful accounts                          1,536          2,540              6,704          6,555
     Amortization of intangible assets                          141            141                422            416
                                                           --------        -------           --------       --------
                                                             35,560         36,322            109,553        101,480
                                                           --------        -------           --------       --------
(Loss) income from operations                                (2,605)           754             (7,771)         6,925
Interest (expense) income, net                                  (74)            36               (149)           455
Shareholder litigation settlement expense                         -              -                  -           (210)
Gain on sale of investment securities                             -              -                  -            279
                                                           --------        -------           --------       --------
(Loss) income before income taxes                            (2,679)           790             (7,920)         7,449
(Benefit from) provision for income taxes                    (1,146)           317             (3,322)         2,971
                                                           --------        -------           --------       --------
     Net (loss) income                                     $( 1,533)       $   473           $ (4,598)      $  4,478
                                                           ========        =======           ========       ========

(Loss) earnings per share of common stock:
     Basic                                                 $  (0.08)       $  0.03           $  (0.26)      $   0.26
                                                           ========        =======           ========       ========
     Diluted                                               $  (0.08)       $  0.03           $  (0.26)      $   0.25
                                                           ========        =======           ========       ========



        The accompanying notes are an integral part of these consolidated financial statements.

                         COMPUTER LEARNING CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                OCTOBER 31,          JANUARY 31,          OCTOBER 31,
                                                                   1999                 1999                 1998
                                                              ---------------      ---------------      ---------------
                                                                (UNAUDITED)                               (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents.........................           $    3,414           $    7,691            $   7,620
     Accounts receivable, net..........................               48,771               56,697               60,390
     Deferred tax asset................................                4,671                4,671                1,536
     Prepaid expenses and other current assets.........                8,584                8,913                6,822
                                                                  ----------           ----------            ---------
          Total current assets.........................               65,440               77,972               76,368
                                                                  ----------           ----------            ---------
Fixed assets, net......................................               37,137               37,604               36,347
Long-term accounts receivable, net.....................               10,321               10,660                8,468
Other long-term assets.................................                4,162                4,500                4,640
                                                                  ----------           ----------            ---------
          Total assets.................................           $  117,060           $  130,736            $ 125,823
                                                                  ==========           ==========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable............................           $    2,850           $    6,503            $   2,665
     Accrued employee expenses.........................                2,415                1,775                1,674
     Accrued other expenses............................                5,871                8,341                5,761
     Current portion of long-term debt.................                6,625                    -                    -
     Deferred revenues.................................               45,046               50,932               55,786
                                                                  ----------           ----------            ---------
          Total current liabilities....................               62,807               67,551               65,886
                                                                  ----------           ----------            ---------
Long-term debt.........................................                    -                3,000                    -
Long-term deferred revenues............................                1,395                3,073                2,880
Other long-term liabilities............................                2,908                2,576                2,423
                                                                  ----------           ----------            ---------
          Total liabilities............................               67,110               76,200               71,189
                                                                  ----------           ----------            ---------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         authorized shares, no shares issued or
         outstanding...................................                    -                    -                    -
     Common stock, $.01 par value, 35,000,000
         authorized shares; 18,511,603, 17,493,251
         and 17,380,025 shares issued and
         outstanding, respectively.....................                  185                  175                  174
     Additional paid-in capital........................               40,690               40,682               35,657
     Accumulated other comprehensive (loss) income.....                  (54)                 (48)                  12
     Retained earnings.................................                9,129               13,727               18,791
                                                                  ----------           ----------            ---------
          Total stockholders' equity...................               49,950               54,536               54,634
                                                                  ----------           ----------            ---------
          Total liabilities and stockholders' equity...           $  117,060           $  130,736            $ 125,823
                                                                  ==========           ==========            =========



        The accompanying notes are an integral part of these consolidated financial statements.

                         COMPUTER LEARNING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           FOR THE NINE-MONTH
                                                                                              PERIOD ENDED
                                                                                               OCTOBER 31,
                                                                                      1999                     1998
                                                                                      ----                     ----
Cash flows from operating activities:
     Net (loss) income............................................                    $ (4,598)                $ 4,478
     Adjustments to reconcile net income to cash
          from operating activities:
          Provision for doubtful accounts.........................                       6,704                   6,555
          Depreciation............................................                       7,037                   4,802
          Amortization of intangible assets.......................                         422                     416
     Changes in net assets and liabilities:
          Accounts receivable.....................................                       1,975                 (16,003)
          Prepaid expenses and other current assets...............                         329                  (2,771)
          Long-term accounts receivable...........................                        (413)                 (1,790)
          Other long-term assets..................................                         (90)                   (379)
          Trade accounts payable..................................                      (3,653)                    302
          Accrued employee expenses...............................                         640                  (1,444)
          Accrued other expenses..................................                      (2,470)                 (1,756)
          Deferred revenues.......................................                      (5,886)                  3,807
          Long-term deferred revenues.............................                      (1,678)                   (833)
          Other long-term liabilities.............................                         331                   1,350
                                                                                      --------                --------
               Cash used for operating activities.................                      (1,350)                 (3,266)
                                                                                      --------                --------

Cash flows from investing activities:
     Capital expenditures.........................................                      (6,573)                (14,391)
     Cash from acquired companies.................................                           -                     932
                                                                                      --------                --------
               Cash used for investing activities.................                      (6,573)                (13,459)
                                                                                      --------                --------

Cash flows from financing activities:
     Repayments of long-term debt.................................                        (500)                   (518)
     Borrowing from long-term debt................................                       4,125                       -
     Exercise of stock options....................................                          21                     486
                                                                                      --------                --------
               Cash provided by (used for) financing activities...                       3,646                     (32)
                                                                                      --------                --------
Net decrease in cash and cash equivalents.........................                      (4,277)                (16,757)
                                                                                      --------                --------
Cash and cash equivalents, beginning of period....................                       7,691                  24,377
                                                                                      --------                --------
Cash and cash equivalents, end of period..........................                    $  3,414             $     7,620
                                                                                      ========               =========



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

                         COMPUTER LEARNING CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. - NATURE OF THE BUSINESS, BASIS OF PRESENTATION AND GEOGRAPHIC INFORMATION:

     Nature of the Business

     Computer Learning Centers, Inc. (the "Company" or "CLC") is a public company traded on the NASDAQ National Market. As of October 31, 1999, the Company operated twenty-eight Learning Centers in the U.S. and Canada and is headquartered in Fairfax, Virginia.

     Basis of Presentation

     The interim consolidated financial statements of Computer Learning Centers, Inc. as of and for the three and nine months ended October 31, 1999 and 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Pursuant to such rules and regulations, certain notes in the audited consolidated financial statements for fiscal year 1999 included in the Company's Annual Report on the SEC's Form 10-K ("1999 Annual Report") have been omitted.

     As used herein, the three-month periods ended October 31, 1999 and 1998 are referred to as "third quarter 1999" and "third quarter 1998," respectively.

     These consolidated financial statements should be read in conjunction with the 1999 Annual Report. The Company's consolidated balance sheet as of January 31, 1999 was derived from the audited financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

     Geographic information

     The following table sets forth financial information for the Company's U.S. and Canadian operations.

FOR THE THREE-MONTH PERIODS ENDED OCTOBER 31,                           1999                                 1998
---------------------------------------------                           ----                                 ----
                                                          --------------------------------------------------------------------
                                                            U.S.      CANADIAN     TOTAL         U.S.      CANADIAN      TOTAL
                                                            ----      --------     -----         ----      --------      -----
Revenues                                                  $ 31,289    $ 1,666     $ 32,955     $ 35,308     $ 1,768    $ 37,076
(Loss) income before income taxes                           (3,023)       344      (2,679)          615         175         790


AS OF AND FOR THE NINE-MONTH PERIODS ENDED OCTOBER 31,                  1999                                 1998
------------------------------------------------------                  ----                                 ----
                                                          -------------------------------------------------------------------
                                                            U.S.      CANADIAN     TOTAL         U.S.      CANADIAN     TOTAL
                                                            ----      --------     -----         ----      --------     -----
Revenues                                                  $ 96,362    $ 5,420    $ 101,782     $ 102,683    $ 5,722   $ 108,405
(Loss) income before income taxes                           (8,887)       967       (7,920)        6,049      1,400       7,449
Long-lived assets, net                                      36,075      1,062    $  37,137        35,246      1,101      36,347

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


2. - ACCOUNTS RECEIVABLE:

     Student accounts receivable are initially established for the balance of course tuition (however, only for the current academic year of multi-academic year programs) at the time a student enrolls in the Learning Center and consist of financial aid, third-party and self-pay receivable balances. Financial aid receivables are student receivable balances expected to be paid through federal student financial assistance funds administered pursuant to Title IV of the Higher Education Act of 1965, as amended ("Title IV"). Third-party student receivable balances are those expected to be paid by employer companies, lending institutions or various non-Title IV federal and state agencies. Self-pay student receivables consist of those amounts to be paid by the student. The Company makes available, to qualifying students, alternative financing arrangements ("CLC financing") which help fund their education. Dependent upon the creditworthiness of the individual, CLC financing may be offered to assist students with meeting their financial obligations related to attending CLC. The Company requires students receiving CLC financing to make regular monthly payments. Depending on the level of financing extended to students, payment plans offered generally range from nine months to three years. All amounts due to the Company in periods beyond one year are classified as long-term receivables.

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

     As of October 31, 1999 and 1998, net accounts receivable consisted of the following:

                                                                              OCTOBER 31, 1999
                                                              ---------------------------------------------
                                                                CURRENT           LONG TERM          TOTAL
                                                                -------           ---------          -----
Accounts receivable.....................................      $ 67,133            $ 14,429         $ 81,562
Student withdrawal allowance............................       (10,596)             (2,267)         (12,863)
Allowance for doubtful accounts.........................        (7,766)             (1,841)          (9,607)
                                                              --------            --------         --------
                                                              $ 48,771            $ 10,321         $ 56,092
                                                              ========            ========         ========

                                                                              OCTOBER 31, 1998
                                                              ---------------------------------------------
                                                                CURRENT           LONG TERM          TOTAL
                                                                -------           ---------          -----
Accounts receivable.....................................      $ 78,517            $ 12,639        $  91,156
Student withdrawal allowance............................       (12,816)             (2,172)         (14,988)
Allowance for doubtful accounts.........................        (5,311)             (1,999)          (7,310)
                                                              --------            --------         --------
                                                              $ 60,390            $  8,468         $ 68,858
                                                              ========            ========         ========

     During the third quarter of 1999, the Company adjusted the provision for doubtful accounts as a result of improving collection rates on CLC financed students, which is one of the factors used in estimating the allowance for doubtful accounts.

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

3. - LONG-TERM DEBT:

     The Company has an available credit facility of $20.0 million with a bank, of which approximately $10.7 million is utilized as of October 31, 1999. This credit facility consists of a revolving line of credit, with a convertible term loan component. Any outstanding amounts borrowed under the revolving line of credit are payable upon its termination in October 2000. As a result, all debt on October 31, 1999 is classified as current. The credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants including limitations on purchases and sales of assets. As of October 31, 1999, the Company failed to meet one of the financial ratio requirements. The Company has obtained a commitment to an amendment of this facility including a waiver of this financial ratio requirement from its lender. The Company is in compliance with all other covenants as of and for the third quarter 1999. In accordance with the terms of the commitment, the term loan component of the facility will be eliminated and other restrictions will be imposed, including the prohibition of acquisitions and stock repurchases by the Company. In addition, the available credit of the facility will be reduced to $12.0 million immediately and further reduced to $11.0 million on February 1, 2000 and to $10.0 million on May 1, 2000. Under the terms of the commitment, the termination date of the facility will be extended to February 28, 2001, and the interest rate associated with the facility will change to the U.S. Prime rate plus 1%. The commitment requires that a formal amendment is executed by December 24, 1999, else the commitment expires and the original terms of the facility, as previously amended, remain in effect. Until the proposed amendment is executed, the Company remains in default and has no additional borrowing capacity under the current credit facility.

4.  -EARNINGS PER SHARE:

     The following table sets forth the basic and diluted earnings per share calculations for the three and nine months ended October 31, 1999 and 1998:

                                                                   NET (LOSS)                               PER SHARE
                                                                     INCOME               SHARES             AMOUNT
                                                                     ------               ------             ------
 THREE-MONTH PERIOD ENDED OCTOBER 31, 1999
 Earnings per share of common stock -- basic.............           $(1,533)            18,511,603          $(0.08)
 Dilutive securities-
      Stock options......................................                  -                     -               -
                                                                    --------            ----------          -------
 Earnings per share of common stock -- diluted...........           $(1,533)            18,511,603          $(0.08)
                                                                    ========            ==========          =======


 THREE-MONTH PERIOD ENDED OCTOBER 31, 1998
 Earnings per share of common stock -- basic.............              $473             17,331,159            $0.03
 Dilutive securities-
      Stock options......................................                 -                322,615                -
                                                                       ----             ----------          -------
 Earnings per share of common stock -- diluted...........              $473             17,653,774            $0.03
                                                                       ====             ==========            =====


 NINE-MONTH PERIOD ENDED OCTOBER 31, 1999
 Earnings per share of common stock -- basic.............           $(4,598)            17,910,295          $ (0.26)
 Dilutive securities-
      Stock options......................................                 -                      -                -
                                                                    -------             ----------          --------
 Earnings per share of common stock -- diluted...........           $(4,598)            17,910,295          $ (0.26)
                                                                    =======             ==========          =======


 NINE-MONTH PERIOD ENDED OCTOBER 31, 1998
 Earnings per share of common stock -- basic.............         $   4,478             17,268,569           $ 0.26
 Dilutive securities-
      Stock options......................................                 -                832,312                -
                                                                  ---------             ----------           ------
 Earnings per share of common stock -- diluted...........         $   4,478             18,100,881           $ 0.25
                                                                  =========             ==========           ======

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     The Company had options to purchase 1,826,331 shares of its Common Stock outstanding as of October 31, 1999; however, these options are not included in the calculation of the number of dilutive securities outstanding as their impact was antidilutive due to the net loss for the three and nine months ended October 31, 1999. The Company was required to issue 1,013,152 shares of Common Stock with respect to the settlement of shareholder litigation that are included in the earnings per share calculations since July 9, 1999, the date on which the litigation settlement received final judicial approval (see Note 5).

5. - LITIGATION:

     Active Litigation

     On May 5, 1998, a class action lawsuit was filed against the Company in the Superior Court of New Jersey in Bergen County, New Jersey. The complaint alleges, among other things, that the Company, at its Learning Centers located in the State of New Jersey failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated certain provisions of the New Jersey Consumer Fraud Act. On November 19, 1999, the court certified a class consisting of all persons who, during the six years immediately preceding the commencement of this action, had enrolled in a course or courses of study, education or training provided by the Company at its New Jersey locations for which they incurred tuition expenses. On December 6, 1999, the Company filed a motion with the Appellate Division of the Superior Court of New Jersey to appeal the November 19, 1999 decision to certify a class. The Company is unable to estimate the outcome of the matter or any potential liability.

     Between June 1, 1998 and October 31, 1999, the Company was named as defendant in eight other lawsuits in California, Texas, Virginia, Michigan and New Jersey by individual students or groups of students who formerly attended one of its Learning Centers. In two of these lawsuits, various officers and directors of the Company have also been named as defendants. The complaints allege, among other things, that the Company, at the affected Learning Centers, failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, student outcomes and violated certain provisions of the applicable state consumer laws. In the second quarter of 1999, two of these cases were settled resulting in payments to the former students of immaterial amounts. In the third quarter of 1999, one case in Virginia was also settled. Settlement expenses are combined with legal fees and included within general and administrative expenses in these consolidated financial statements. The Company is unable to estimate the outcome of the other five matters or any potential liability.

     On July 9, 1999, a class action lawsuit was filed against the Company in the Court of Common Pleas in Philadelphia County, Pennsylvania, on behalf of all students who attended the Learning Center located on Market Street in Philadelphia within six years of July 9, 1999, who have not obtained employment in a computer-related job through the Company's placement services. On August 2, 1999, the case was removed to the United States District Court for the Eastern District of Pennsylvania. On October 12, 1999, the United States District Court for the Eastern District of Pennsylvania remanded the case to the Court of Common Please in Philadelphia County, Pennsylvania. The complaint alleges, among other things, that this Learning Center failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated certain provisions of the Pennsylvania Unfair Trade Practices and

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


Consumer Protection Law. The Company is unable to estimate the outcome of the matter or any potential liability.

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

     Settled Litigation

     On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from October 31, 1997 through March 10, 1998. Over the following two months, eight additional similar cases were filed in United States District Courts: two in the Central District of California; five in the Northern District of Illinois; and one in the Eastern District of Virginia. The complaints alleged violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also alleged that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of the complaints were filed on behalf of classes of shareholders of Company Common Stock beginning as early as March 11, 1997 and ending as late as April 7, 1998. All of these shareholder lawsuits were consolidated and transferred to the United States District Court for the Eastern District of Virginia. The Company entered into a settlement agreement with the plaintiffs in February 1999, whereby the Company settled these allegations and agreed to compensation to members of the plaintiffs' class. The terms of the settlement, which received final judicial approval on July 9, 1999 and have been approved by the plaintiffs, provided for the payment of $3.0 million in cash ($2.35 million was covered by the Company's insurance policy) and the issuance of 550,000 shares of CLC Common Stock, subject to certain price protection features, which resulted in an additional 463,152 shares of CLC Common Stock being issued to guarantee a total settlement of $7.5 million. The Company's $650 cash portion of the settlement agreement was paid in April 1999, and the remaining $2.35 million cash obligation was paid in June 1999. In addition, litigation settlement expense for the nine months ended October 31, 1998 consists of $210 of legal expenses specifically related to this litigation.

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



6.  - REGULATORY MATTERS:

     The Company is subject to extensive regulation as a participant in various federal and state government supported financial aid programs. These regulations require, among other things, that the Company and its Learning Centers comply with certain financial responsibility and administrative capability requirements. Failure to comply with these regulations could result in restriction or loss by the Company or its Learning Centers of their ability to participate in federal or other financial aid programs or to provide educational and training services. Such restrictions could have a severe impact on the Company's business, financial condition and results of operations.

     U. S. Department of Education ("Department of Education" or "Department")

     Under the standards of financial responsibility of the Department of Education, if an institution's annual financial aid compliance audit or a review by another regulatory agency finds that the institution made refunds late (as defined by the Department) to 5% or more of its students in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. During fiscal year 1999, the Company posted a letter of credit of $1.5 million with respect to all U.S. Learning Centers except for the Somerville and Methuen, MA Learning Centers for which a separate letter of credit had been required to meet the Department's financial responsibility requirements, and the Paramus, NJ Learning Center for which no letter of credit is required. After review of the Company's fiscal year 1999 financial responsibility measures, the Department removed the letter of credit related to the Somerville and Methuen Learning Centers. Based on the results of the Company's compliance audit for fiscal year 1999, the Company's letter of credit requirement for late refunds increased from $1.5 million to approximately $2.2 million for all of the Company's U.S. Learning Centers, excluding the Paramus Learning Center.

     The Department conducted a program review of the Company's administration of the Title IV Programs at its Alexandria and Manassas, VA Learning Centers for the two-year period ended June 30, 1998. The Department issued a report on this review in September 1998. This report cited certain findings of alleged noncompliance with Department regulations. The Company has responded to each of the findings raised in this report and negotiations aimed at its resolution continue. The findings raised in this report do not currently affect the continued eligibility of any of the Company's Learning Centers to participate in the Title IV Programs or the manner in which Title IV Program funds are disbursed. However, the Department has informed the Company in writing that its Norcross, GA and Las Vegas, NV schools Title IV Program eligibility have been linked to the resolution of issues in the Alexandria and Manassas, VA program review. In response, and in order to simplify issues before the Department, the Company has withdrawn its applications for approval to grant Title IV Program Funding at the Learning Centers in Norcross and Las Vegas. The Company can resubmit these applications at any time.

     The Department reviewed the results of the independent audit on administration of the Company's Title IV Programs for the year ended January 31, 1998 and issued a preliminary audit determination report in December 1998. The Department's report alleged that the Company failed to make certain student refunds at Learning Centers operating during fiscal year 1998 within the timeframes established by the Department. The Department required the Company to perform more expansive reviews of student account files at five of these Learning Centers, which were determined by the Department to have incidents of non-compliance in excess of rates acceptable to the Department. By letter dated September 28, 1999, the Department of Education issued its final audit determination letter ("FADL")

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

related to this matter. In the FADL, the Department assessed repayment liabilities of immaterial amounts. In addition, the Department deferred resolution of any matters related to the Alexandria, VA and Laurel, MD Learning Centers to the open program reviews conducted by the Department related to those locations. Although the deferred issues remain open as part of Alexandria, VA and Laurel, MD Learning Center program reviews, the Department's review of the fiscal year 1998 compliance audit is considered closed.

     In January 1999, the Department of Education initiated a program review of the administration of the Title IV Programs by the Company's Laurel, MD Learning Center for the period July 1, 1997 through the present. In August 1999, the Department verbally conveyed its preliminary findings resulting from the program review. The Department has not yet issued any written findings or reports on this program review.

     In July 1999, the Company submitted the results of its independent audit on administration of its Title IV Programs for the year ended January 31, 1999 to the Department. The independent audit identified certain findings of non-compliance with respect to the Company's administration of the Title IV Programs. The Company has not received any written communication from the Department with respect to this compliance audit.

     State Authorization and Accreditation

     The Maryland Higher Education Commission ("MHEC") and Texas Workforce Commission ("TWC") reviewed programs at the Company's Laurel, MD and Houston, TX Learning Centers, respectively. In October 1998, MHEC issued its report citing certain findings of regulatory noncompliance at the Laurel Learning Center. The TWC reports ("Reports"), also issued in October 1998, contained findings relating to their investigation of student complaints at the Houston Learning Center. In both these matters, the Company agreed to make refunds to certain former students who attended the affected Learning Centers. In April 1999, the Company entered into a settlement agreement with MHEC. Under the terms of the settlement, the Company agreed to pay a $60 fine and disburse all refunds proposed by MHEC and assured MHEC that the Company would continue to implement policies and procedures imposed by MHEC. The Company has made refunds to former students of the Houston Learning Center and taken additional corrective measures as directed by the TWC. During the nine months ended October 31, 1999, the Company recorded expenses of $738 representing the amount of MHEC and TWC related student refunds and fees required to complete these reviews. Although the TWC has communicated to the Company that its actions are sufficient to correct the findings noted in the Reports, the TWC has not issued a formal resolution letter.

     On May 10, 1999, the Illinois State Board of Education ("ISBE") issued a report regarding ISBE's March 1999 site visit to the Schaumburg, IL Learning Center. In that report, the ISBE stated that the site visit indicated that the Schaumburg Learning Center is in compliance with the Private Business and Vocational Schools Act. On that basis, the ISBE issued a conditional Certificate of Approval to the Learning Center covering the year ended June 30, 1999. The ISBE subsequently conducted another site visit in September 1999 to determine if the Learning Center had complied with the conditions on the Certificate of Approval. On the basis of that review, ISBE issued an unconditional Certificate of Approval for the year ending June 30, 2000. This matter is considered closed.

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


   Heightened Cash Monitoring

   In April 1998, the Department of Education placed all Learning Centers on "heightened cash monitoring status." This status allows all Learning Centers to continue to receive Title IV Program funds so long as the funds requested are drawn after they have been credited to student accounts and CLC subsequently provides evidence of such credit and other supporting information to the Department. The Department does not consider "heightened cash monitoring status" to represent either an adverse or punitive action. This action by the Department does not have any effect on the availability or timing of financial assistance to the Company's students, nor has it had a material effect on the Company's cash flow or operating results.

7.  - COMPREHENSIVE (LOSS) INCOME:

     Total comprehensive (loss) income is summarized as follows:

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  ------------------                -----------------
                                                                      OCTOBER 31,                       OCTOBER 31,
                                                                      -----------                       -----------
                                                               1999                1998           1999               1998
                                                               ----                ----           ----               ----
Net (loss) income...................................         $(1,533)              $473         $(4,598)            $4,478
Unrealized gain, net of realized gain, on
            investment securities...................               -                  -               -               (160)
Foreign currency translation adjustment.............              (2)                14              (6)                12
                                                             --------              ----         --------            ------
Total comprehensive (loss) income...................         $(1,535)              $487         $(4,604)            $4,330
                                                             ========              ====         ========            ======

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

     This management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with Part I, Item 1 -"Business - Financial Aid and Regulation" contained in our Annual Report on Form 10-K ("1999 Annual Report") as filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 1999, for discussion of, among other matters:

          - The nature and extent of our participation in federal student aid programs authorized under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs");
          - The U.S. Department of Education's ("Department of Education" or "Department") review and regulation of Title IV Programs and review of our Learning Centers, including:
               -    student loan default rates,
               - heightened cash monitoring of our Learning Centers by the Department,
               -    financial responsibility measures,
               -    the effect of a change in control, and
               - percentage of applicable revenue that may be derived from Title IV Programs;
          - State authorization, regulation and accreditation of our Learning Centers, including pending actions with state agencies and other actions and settlements occurring in prior periods;
          -    Canadian regulations affecting certain of our Learning Centers;
          and
          -    U.S. federal income tax relief to qualifying students.

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

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:

                                                              FOR THE THREE-MONTH                 FOR THE NINE-MONTH
                                                           PERIOD ENDED OCTOBER 31,            PERIOD ENDED OCTOBER 31,
                                                        -------------------------------      -------------------------------
                                                            1999             1998                1999              1998
                                                        ------------     ------------        ------------      ------------
Revenues........................................               100.0%           100.0%              100.0%           100.0%
Costs and expenses:
     Costs of instruction and services..........                74.6             66.6                72.5             63.2
     Selling and promotional....................                15.9             14.9                15.7             14.7
     General and administrative.................                12.3              9.2                12.4              9.2
     Provision for doubtful accounts............                 4.7              6.9                 6.6              6.0
     Amortization of intangible assets..........                 0.4              0.4                 0.4              0.4
                                                        ------------     ------------        ------------       ----------
                                                               107.9             98.0               107.6             93.5
                                                        ------------     ------------        ------------       ----------
(Loss) income from operations...................                (7.9)             2.0                (7.6)             6.5
Interest (expense) income, net..................                (0.2)             0.1                (0.1)             0.4
Shareholder litigation settlement expense.......                   -                -                   -             (0.2)
Gain on sale of investment securities...........                   -                -                   -              0.3
                                                        ------------     ------------        ------------       ----------
(Loss) income before income taxes...............                (8.1)             2.1                (7.7)             7.0
(Benefit from) provision for income taxes.......                (3.5)             0.8                (3.3)             2.9
                                                        ------------     ------------        ------------       ----------
Net (loss) income...............................                (4.6)%            1.3%               (4.4)%            4.1%
                                                        ============     ============        ============       ==========

THREE MONTHS ENDED OCTOBER 31, 1999 ("THIRD QUARTER OF 1999") COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1998 ("THIRD QUARTER OF 1998").

     Revenues decreased 11% to $33.0 million in the third quarter of 1999 from $37.1 in the third quarter of 1998. The number of students attending Learning Center programs at the end of the quarter decreased 14% to 10,023 in the third quarter of 1999 from 11,629 in the third quarter of 1998.

     When evaluating enrollment growth, we view all Learning Centers opened or acquired during the last two fiscal years (current and preceding) as "new" in order to account for the start-up period inherent in new Learning Center openings. Learning Centers opened for more than two fiscal years are "same centers." The following table shows a comparison of student enrollments in new centers and same centers:

                                                      Third quarter                Increase/
                                                  1999              1998           (Decrease)          %
                                                  ----              ----           ----------          -
New centers................................        848               888              (40)            (4%)
Same centers...............................      3,002             3,529             (527)           (15%)
                                                 -----             -----             -----           -----

Total .....................................      3,850             4,417             (567)           (13%)
                                                 =====             =====             =====           =====

The following summarizes Learning Center openings and acquisitions for the current and last two fiscal years.

                                                                    FISCAL    FISCAL     FISCAL
        LEARNING CENTER OPENINGS/ACQUISITIONS                        2000      1999       1998
 -------------------------------------------------                 --------  --------   ------
 First Quarter....................................                    -          5         -
 Second quarter...................................                    1          1         2
 Third Quarter....................................                    -          -         1
                                                                   --------
 Fourth Quarter...................................                               1         3
                                                                             --------   ------
           Total..................................                    1          7         6
                                                                   ========  ========   ======

     Costs of instruction and services of $24.6 million for the third quarter of 1999 approximated that of the third quarter of 1998. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 74.6% inthe third quarter of 1999 from 66.6% in the third quarter of 1998. This increase in cost of instruction and services as a percentage of revenue is primarily attributable to lower enrollments during fiscal 2000 at several of our more established U.S. Learning Centers. Lower enrollments at our more established Learning Centers resulted in a higher ratio of cost of instruction due to decreased revenues without a corresponding decrease in fixed costs. The decline in same center enrollments has been greatest in terms of number of students at our Learning Centers in Houston, TX, in Illinois, in Los Angeles, CA and in the Washington, DC area which had declines in enrollments of 52%, 35%, 32% and 31%, respectively, for the third quarter of 1999 compared to the same period of 1998. We attribute the decreases in enrollments to negative publicity generated by various regulatory actions and a reduced lead conversion rate at these centers.

     Selling and promotional expenses decreased 4% to $5.3 million in the third quarter of 1999 from $5.5 million in the third quarter of 1998. Selling and promotional expenses as a percentage of revenues increased to 15.9% in the third quarter of 1999 from 14.9% in the third quarter of 1998 due to decreased revenues.

     General and administrative expenses increased 18% to $4.0 million in the third quarter of 1999 from $3.4 million in the third quarter of 1998, primarily as a result of an increase of approximately $700,000 related to legal fees and other legal expenses (see Part II - Item I "Legal Proceedings", contained herein.) During the third quarter of 1998, we provided $548,000 for regulatory obligations where as no amount was provided for in the third quarter of 1999. This decrease in regulatory expense was offset by increased costs of staff resulting from additional senior management and support personnel, including those in regulatory compliance, information technology support and collection departments. General and administrative expenses as a percentage of revenues increased to 12.3% in the third quarter of 1999 from 9.2% in the third quarter of 1998.

     Provision for doubtful accounts decreased 40% to $1.5 million in the third quarter of 1999 from $2.5 million in the third quarter of 1998. Provision for doubtful accounts as a percentage of revenues decreased to 4.7% in the third quarter of 1999 from 6.9% in the third quarter of 1998. This decrease is attributable primarily to a reduction in the provision as a result of an improving collection rate on CLC financed students, which is one of the factors used in estimating our allowance for doubtful accounts.

     Amortization of intangible assets equaled $141,000 in the third quarter of 1998 and 1999.

     We realized net interest expense of $74,000 in the third quarter of 1999, compared to net interest income of $36,000 in the third quarter of 1998. This is attributable to a decrease in interest generated from lower average invested cash balances as well as interest expense on borrowings outstanding during the quarter.

NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1998

     Revenues decreased approximately 6% to $101.8 million for the nine months ended October 31, 1999 from $108.4 million for the comparable period of the prior year primarily due to a decrease in enrollments at our same centers and partially offset by a shift in enrollment mix to favor our higher tuition programs. The number of students attending Learning Center programs as of October 31, 1999 decreased 14% to 10,023 from 11,629 from the comparable period of the prior year. The following table shows a comparison of student enrollments in new centers and same centers:

                            Nine months ended
                               October 31,             Increase/
                          1999           1998         (Decrease)          %
                          ----           ----         ----------          -
New centers............. 1,987          1,640             347            21%
Same centers............ 7,493          9,655          (2,162)          (22%)
                         -----          -----          -------          -----

Total .................. 9,480         11,295          (1,815)          (16%)
                         =====         ======          =======          =====

     Costs of instruction and services increased 8% to $73.8 million for the nine months ended October 31, 1999 from $68.6 million for the comparable period of the prior year. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 72.5% for the nine months ended October 31, 1999 from 63.2% for the comparable period of the prior year. This increase in cost of instruction and services as a percentage of revenue is primarily attributable to lower enrollments during the nine months ended October 31, 1999 at several of our more established Learning Centers, and increased costs in anticipation of growth that was not achieved at expected levels. Lower enrollments at our more established U.S. Learning Centers resulted in a higher ratio of cost of instruction due to decreased revenues without a corresponding decrease in fixed costs. Same center enrollments have declined 22% in the nine months ended October 31, 1999 versus the comparable period in the prior year. The decline in same center enrollments has been greatest in terms of number of students at our Learning Centers in the Washington, DC area, in Texas, and in California which have had enrollment declines of 40%, 35% and 29%, respectively, for the nine months ended October 31, 1999 compared to the same period of 1998. We attribute the decreases in enrollments to negative publicity generated by various regulatory actions and a reduced lead conversion rate at these centers.

     Selling and promotional expenses were $16.0 million for the nine months ended October 31, 1998 and 1999. Selling and promotional expenses as a percentage of revenues increased to 15.7% for the nine months ended October 31, 1999 from 14.7% for the comparable period of the prior year due to the previously described revenue decline.

     General and administrative expenses increased 26% to $12.6 million for the nine months ended October 31, 1999 from $10.0 million for the comparable period of the prior year primarily as a result of an increase in personnel to support the growth of the business. Also contributing to this increase is approximately $600,000 of costs related to developing a new proprietary administrative software system, and approximately $516,000 of increased legal fees and other legal expenses incurred in defense of lawsuits brought by former students and employees of certain Learning Centers and other regulatory matters. General and administrative expenses as a percentage of revenues increased to 12.4% for the nine months ended October 31, 1999 from 9.2% for the comparable period of the prior year.

     Provision for doubtful accounts increased 2% to $6.7 million for the nine months ended October 31, 1999 from $6.6 million for the comparable period of the prior year. Provision for doubtful accounts as a percentage of revenues increased to 6.6% for the nine months ended October 31, 1999 from 6.0% for the comparable period of the prior year.

     Amortization of intangibles equaled $422,000 for the nine months ended October 31, 1999 versus $416,000 for the comparable period of the prior year.

     The Company realized net interest expense of $149,000 for the nine months ended October 31, 1999 versus net interest income of $455,000 for the comparable period of the prior year primarily due to a decrease in interest generated from smaller average invested cash balances, as well as interest expense on borrowings outstanding during the nine months ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased by $4.3 million for the nine month period ended October 31, 1999. Cash used for operations for the first nine months of 1999 compared to the first nine months of 1998 decreased by approximately $1.9 million primarily due to the increased collection of student receivables offsetting the decline in income as adjusted for non-cash charges.

     Our principal sources of funds at October 31, 1999 were cash and cash equivalents of approximately $3.4 million and net current accounts receivable of $48.8 million. Additionally, we have a credit agreement with a bank that provides for a $20.0 million secured revolving credit facility, expiring in October 2000. As a result, all debt on October 31, 1999 is classified as current. The interest on the facility is based either on the bank's U.S. prime rate or the London Interbank Offer Rate ("LIBOR") which were 8.25% and 5.3%, respectively at October 31, 1999. Interest rates are equal to the U.S. prime rate or LIBOR plus 1.25%, at the Company's option, for revolving credit loans. We have borrowings outstanding of approximately $6.7 million on our line of credit as of October 31, 1999. In addition, we have pledged portions of our line of credit totaling $4.0 million to the Department of Education, to our insurance carrier and to our lessors on behalf of certain Learning Centers. As of October 31, 1999, we had $9.3 million available under the line of credit agreement.

     The credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants including limitations on purchases and sales of assets. As of October 31, 1999, the Company failed to meet one of the financial ratio requirements. We have obtained a commitment to an amendment of this facility including a waiver of this financial ratio requirement from our lender. We are in compliance with all other covenants as of and for the third quarter 1999. In accordance with the terms of the commitment, the term loan component of the facility will be eliminated and other restrictions will be imposed, including the prohibition of acquisitions and stock repurchases by the Company. In addition, the available credit of the facility will be reduced to $12.0 million immediately and further reduced to $11.0 million on February 1, 2000 and to $10.0 million on May 1, 2000. Under the terms of the commitment, the termination date of the facility will be extended to February 28, 2001, and the interest rate associated with the facility will change to the U.S. Prime rate plus 1%. The commitment requires that a formal amendment is executed by December 24, 1999, else the commitment expires and the original terms of the facility, as previously amended, remain in effect. Until the proposed amendment is executed, the Company remains in default and has no additional borrowing capacity under the current credit facility.

     We continuously review our cash flow, and seek strategies to provide favorable returns on our capital. The Board of Directors authorized a program to repurchase up to 1,000,000 shares of our Common Stock over a two-year period ending August 31, 2000. As of December 15, 1999, we had not purchased any stock under this program. Under the terms of the commitment of amendment to our credit facility we will be restricted from making any future purchases of our Common Stock. We were required to issue 1,013,152 shares of the Company's Common Stock in settlement of the shareholder lawsuit, which received final judicial approval in July 1999.

     We have undertaken the development of a new proprietary administrative software system, which we believe will serve to mitigate deficiencies in our record-keeping systems identified by previous regulatory reviews. We expect to expend in excess of $3 million to develop and implement this system, which we anticipate will be completed by April 30, 2000. To date we have expended approximately $1.5 million to develop and implement this system.

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

REGULATORY MATTERS - CURRENT DEVELOPMENTS

     We are subject to extensive federal and state regulation and review of operations at our U.S. Learning Centers. There are regulatory reviews ongoing at certain Learning Centers which are more fully described in Part I, Item 1 - "Business - Financial Aid and Regulation" section in our 1999 Annual Report. Current developments regarding these regulatory matters are discussed below.

     U.S. Department of Education ("Department of Education" or "Department")

     We have submitted written responses with respect to all of the findings of noncompliance asserted in the Department of Education's program review report on our Alexandria, VA and Manassas, VA Learning Centers for the period July 1, 1996 through June 30, 1998. The Department has not yet issued a final determination letter with respect to this program review. The Department has informed us in writing that our Norcross, GA and Las Vegas, NV Learning Centers Title IV Program eligibility have been linked to the resolution of issues in the Alexandria and Manassas, VA program review. In response, and in order to simplify issues before the Department, we have withdrawn our applications for approval to grant Title IV Program funding at the Learning Centers in Norcross and Las Vegas. We can resubmit these applications at any time.

     The Department reviewed the results of our independent audit on administration of our Title IV Programs for the year ended January 31, 1998 and issued a preliminary audit determination report in December 1998. The Department's report alleged that we failed to make certain student refunds at our Learning Centers operating during fiscal year 1998 within the timeframes established by the Department. The Department required us to perform more expansive reviews of student account files at five of these Learning Centers, which were deemed to have findings of non-compliance in excess of rates acceptable to the Department. By letter dated September 28, 1999, the Department of Education issued its final audit determination letter ("FADL") related to this matter. In the FADL, the Department assessed repayment liabilities of immaterial amounts. In addition, the Department deferred resolution of any matters related to the Alexandria, VA and Laurel, MD Learning Centers to the open program reviews conducted by the Department related to those locations. Although the deferred issues remain open as part of Alexandria, VA and Laurel, MD Learning Center program reviews, the Department's review of the fiscal year 1998 compliance audit is considered closed.

     In January 1999, the Department of Education initiated a program review of the administration of the Title IV Programs by our Laurel, MD Learning Center for the period July 1, 1997 through the present. In August 1999, the Department verbally conveyed to us its preliminary findings resulting from the program review. The Department has not yet issued any written findings or reports on this program review.

     In July 1999, we submitted the results of our independent audit on administration of our Title IV Programs for the year ended January 31, 1999 to the Department. The audit identified certain findings of non-compliance with respect to our administration of the Title IV Programs. The audit identified eight schools having late refund frequency rates in excess of 5% for the students sampled in the audit. In April and May of 1999, we introduced new procedures in all of our Learning Centers to ensure that student refunds are processed on a timely basis. Our submission to the Department incorporated a supplemental report prepared by the same independent auditors which found that, in the eight Learning Centers referred to above, there were no late refunds for approximately a 45-day period beginning in May 1999. The Company has not received any significant communication from the Department with respect to this compliance audit.

     On December 10, 1999, we received a subpoena from the Office of Inspector General of the Department of Education for the production of various documents and materials related to the compensation of our admissions representatives and the calculation of our student loan cohort default rates. The Office of Inspector General has also recently served subpoenas on the accounting firm that audits our financial statements and the accounting firm that performs our Title IV Programs compliance audits, for copies of certain of their audits, workpapers and other materials prepared in the course of their work on our behalf. In discussion with the responsible attorney at the U.S. Department of Justice on December 17, 1999 regarding the subpoena issued to us on December 10, 1999, our attorney determined that the subpoena was issued with respect to a qui tam lawsuit filed against us in Federal District Court in Texas alleging that our compensation of certain employees was not in compliance with provisions of Title IV of the Higher Education Act of 1965, as amended. We are currently in the process of assembling the information requested by the Department in this matter.

     State Authorization and Accreditation

     On May 10, 1999, the Illinois State Board of Education ("ISBE") issued a report regarding ISBE's March 1999 site visit to the Schaumburg, IL Learning Center. In that report, the ISBE stated that the site visit indicated that our Schaumburg Learning Center was in compliance with the Private Business and Vocational Schools Act. On that basis, the ISBE issued a conditional Certificate of Approval to us covering the year ended June 30, 1999. The ISBE subsequently conducted another site visit in September 1999 to determine if the Learning Center had complied with the conditions on the Certificate of Approval. On the basis of that review, ISBE issued an unconditional Certificate of Approval for the year ending June 30, 2000. The matter is now considered closed.

     In April 1999, we executed a settlement agreement with the Maryland Higher Education Commission ("MHEC") to settle a Notice of Deficiencies issued by MHEC to our Laurel, MD Learning Center in October 1998. In conjunction with this settlement agreement, we paid a $60,000 fine, made certain refunds and assured MHEC that the Laurel Learning Center would continue to implement certain policies and procedures. Under certain circumstances, we may need to make refunds to students currently enrolled at the Learning Center; however, we expect no further impact from this matter on the results of our operations in future periods.

     In October 1998, the Texas Workforce Commission ("TWC") issued three separate Complaint Investigation Reports (the "Reports") respecting complaints submitted to the TWC by seven former students of the Houston, TX Learning Center. During the first quarter of fiscal 2000, we made refunds to former students as mandated by the TWC after issuing their Reports. Since that time we have taken additional corrective measures and paid additional student refunds to former students of our Houston Learning Center, in an effort to resolve the findings noted in the Reports. Although the TWC has communicated to us that our actions are sufficient to correct the findings noted in the Reports, the TWC has not issued a formal resolution letter, and we do not expect to receive one. We believe the matters have been resolved and will not proceed to formal administrative or judicial proceedings.

     Accreditation by an accrediting agency recognized by the Department of Education is required in order for an institution (as defined by the Department as a main campus and any branch campuses) to become and remain eligible to participate in the Title IV Programs. In addition, most states require institutions operating within their borders to become and continue to be accredited as a condition of continuing state authorization. All of our U.S.-based Learning Centers are accredited by the Accrediting Council for Independent Colleges and Schools, which is an accrediting agency recognized by the Department of Education. Three of our institutions operating in the United States are due for renewal of accreditation during fiscal 2000. Two of these institutions received accreditation renewals in the third quarter of fiscal 2000. We have submitted the remaining renewal application and will provide additional information as requested in order to complete the renewal process for the third institution.

     The loss of state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the affected Learning Center ineligible to enroll students or award credentials and to participate in the Title IV Programs and would have a material adverse effect on our results of operations and financial condition. The loss of accreditation by an existing Learning Center or the failure of a newly acquired Learning Center to obtain accreditation would render the affected Learning Center ineligible to participate in the Title IV Programs and would have a material adverse effect on our results of operations and financial condition.

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

     Potential Adverse Effects of Regulation

     We are dependent on the authorization of the applicable agency or agencies of each state within which a Learning Center is located to allow us to operate and to grant degrees or diplomas to students. State authorization is also required in order for an institution to become and remain eligible to participate in the Title IV Programs. We are subject to extensive and varying regulation in each of the states in which the Learning Centers operate.

     In the event that we fail to maintain or renew any required regulatory approvals, accreditations or authorizations of any of the Learning Centers it would have a material adverse effect on our results of operations and financial condition.

     Potential Adverse Effects of Change of Control

     General Atlantic Corporation ("GAC"), General Atlantic Partners II, L.P. ("GAP") and GAP-CLC Partners, L.P. ("GAP-CLC") (collectively, the "General Atlantic Entities") beneficially own approximately 16% of the outstanding shares of our Common Stock. Consequently, the General Atlantic Entities, and GAC in particular, will continue to have significant influence over our policies and affairs. Upon a change of ownership resulting in a change of control of the Company, as defined in the Department of Education's regulations, each of our Learning Centers would be required to apply to the Department to reestablish its eligibility to participate in the Title IV Programs. If such application were incomplete, untimely or the Department's review indicated material deficiencies, the affected Learning Center could lose access to Title IV
Program funding for an indeterminate period of time, leading to the loss of a portion, or all, of its Title IV Program funding during the reapproval period.
A change of control also could affect the state authorization and accreditation of our Learning Centers. If we experience a change of control under Department of Education, state or accreditation standards and any of our Learning Centers lose authority to operate or access to Title IV Program funding for an extended period, it would have a material adverse effect on our results of operations and financial condition.

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

YEAR 2000 COMPLIANCE

     The Year 2000 computer issue (commonly referred to as "Y2K") exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical information incorrectly. The following is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Disclosure Act.

     State of Readiness

     We have assessed and continue to assess the state of Y2K readiness of our internal information technology ("IT") systems, those of vendors on which we place significant reliance and our non-information technology systems. Our Y2K plan contains five phases: phase one is the inventorying and discovery of all elements that impact the Company's ability to conduct business in a normal manner; phase two is the analysis and assessment of critical information technology for Y2K compliance; phase three is the construction of remedies and solutions to the Y2K issues identified in discovery; phase four is the implementation and testing of solutions, including necessary repair work, modifications, and replacements to system software and hardware; and phase five is the development of a contingency plan identifying alternative resolutions to unanticipated issues that may arise relative to the Company's operations.

     We substantially completed phase four during the third quarter of fiscal 2000. We formally began phase five of our Y2K plan at the start of the second quarter of fiscal 2000. We will continue to assess Y2K risk, our Y2K plan and contingency efforts as Y2K approaches. Our Y2K plan relates primarily to the Company's own IT-Systems. We have no plans to conduct formal testing on Learning Center Non IT-Systems readiness. Although we do not anticipate we will be significantly affected by Y2K problems in our own IT-Systems, we may be adversely affected by Y2K problems of our vendors, banking and governmental relationships, as well as with our leased facilities. We completed the assessment phase of evaluating the readiness of our significant suppliers, business partners, banks, and government agencies to determine the extent to which we may be vulnerable in the event that those parties fail to properly remediate their own Y2K issues.

     Our operations and liquidity largely depend upon the federal student funding provided by Title IV Programs for our students. Processing of applications for this funding is handled by the Department of Education's computer systems. The U.S. General Accounting Office reported in September 1998 that the Department of Education had made limited progress in making contingency plans, should its IT systems fail, and thus the Department's plans may not identify remedies to conditions that could cause disruptions in the administration of, and disbursement of funds under, the Title IV Programs. On April 1, 1999, the Department of Education reported that the Department's data systems are Y2K compliant, although the Department had not tested the entire Title IV Programs delivery system which could reveal problems that did not show up in tests of the individual systems. Any prolonged interruption would have a material adverse impact on the education industry and, accordingly, upon our business, results of operations, liquidity and financial condition.

      Costs to address the Company's Year 2000 issues

      We estimate that we have expended approximately $275,000 in direct costs through December 13, 1999 to identify and remediate the Company's Y2K issues. We estimate that we will expend an additional $25,000 during fiscal year 2000. These amounts do not include:

     -    the salaries of our employees involved in the remediation process;
     - the cost of the enhancement and replacements to our IT-Systems, occurring in the normal course of operations; and
     - the cost of replacing or acquiring any Non IT-Systems in the normal course of operations.

     There can be no assurance that the actual Y2K related costs will not differ materially from our current expectations or that our contingency plan, if needed, will sufficiently mitigate Y2K related problems. Specific factors that might cause such material differences include, but are not limited to, our success in identifying additional systems and programs that are not Y2K ready, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs; the success of our business partners and vendors in addressing the Y2K issue and the ability to formulate and successfully implement contingency plans, if required, and similar uncertainties.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Active Litigation

     On May 5, 1998, a class action lawsuit was filed against the Company in the Superior Court of New Jersey in Bergen County, New Jersey. The complaint alleges, among other things, that our Learning Centers in New Jersey failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated certain provisions of the New Jersey Consumer Fraud Act. On November 19, 1999, the Court certified a class consisting of all persons who, during the six years immediately preceding the commencement of this action had enrolled in a course or courses of study, education or training provided by the Company at its New Jersey locations for which they incurred tuition expenses. On December 6, 1999, the Company filed a motion with the Appellate Division of the Superior Court of New Jersey to appeal the November 19, 1999 decision to certify a class. We are unable to estimate the outcome of the matter or any potential liability.

     Between June 1, 1998 and October 31, 1999, the Company was named as defendant in eight other lawsuits in California, Texas, Virginia, Michigan and New Jersey by individual students or groups of students who formerly attended one of our Learning Centers. In two of these lawsuits, various officers and directors of the Company have also been named as defendants. The complaints allege, among other things, that our affected Learning Centers failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, student outcomes and violated certain provisions of the applicable state consumer laws. During the second quarter of fiscal 2000, two of these cases were settled resulting in payments to the former students of immaterial amounts. In the third quarter of fiscal 2000, one case in Virginia was also settled. Settlement expenses are combined with legal fees and included within general and administrative expenses in the consolidated financial statements. We are unable to estimate the outcome of the other five matters or any potential liability.

     On July 9, 1999, a class action lawsuit was filed against the Company in the Court of Common Pleas in Philadelphia County, Pennsylvania, on behalf of all students who attended the Learning Center located on Market Street in Philadelphia within six years of July 9, 1999, who have not obtained employment in a computer-related job through the Company's placement services. On August 2, 1999, the case was removed to the United States District Court for the Eastern District of Pennsylvania. On October 12, 1999, the United States District Court for the Eastern District of Pennsylvania remanded the case to the Court of Common Pleas in Philadelphia County, Pennsylvania. The complaint alleges, among other things, that this Learning Center failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated certain provisions of the Pennsylvania Unfair Trade Practices and Consumer Protection Law. We are unable to estimate the outcome of the matter or any potential liability.

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

     Settled Litigation

     On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of our Common Stock from October 31, 1997 through March 10, 1998. Over the following two months, eight additional similar cases were filed in United States District Courts: two in the Central District of California; five in the Northern District of Illinois; and one in the Eastern District of Virginia. The complaints alleged violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also alleged that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of the complaints were filed on behalf of classes of shareholders of Company Common Stock beginning as early as March 11, 1997 and ending as late as April 7, 1998. All of these shareholder lawsuits were consolidated and transferred to the United States District Court for the Eastern District of Virginia. The Company entered into a settlement agreement with the plaintiffs in February 1999, whereby the Company settled these allegations and agreed to compensation to members of the plaintiffs' class. The terms of the settlement, which received final judicial approval on July 9, 1999 and have been approved by the plaintiffs, provided for the payment of $3.0 million in cash ($2.35 million was covered by the Company's insurance policy) and the issuance of 550,000 shares of CLC Common Stock, subject to certain price protection features, which resulted in an additional 463,152 shares of CLC Common Stock being issued to guarantee a total settlement of $7.5 million. The Company's $650,000 cash portion of the settlement agreement was paid in April 1999, and the remaining $2.35 million cash obligation was paid in June 1999.

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

(b) REPORTS ON FORM 8-K

          Report Date                             Event Reported
          -----------                             --------------
          November 4, 1999                        The Company announced it had retained an investment bank to explore the opportunities to maximize shareholder value,
                                                  including the possible sale of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 17, 1999
                                 COMPUTER LEARNING CENTERS, INC.

                             By: /s/ CHARLES L. COSGROVE
                                ------------------------
                                     Charles L. Cosgrove
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER      DESCRIPTION                                       PAGE NO. IN THIS FILING
   ------      -----------                                       -----------------------


   3.1         Second Amended and Restated Certificate           Incorporated by reference to Exhibit 3.1
               of Incorporation of the Registrant, as            of the Registrant's report on Form 10-Q
               amended                                           for the quarter ended October 31, 1997 filed
                                                                 September 9, 1997

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

   4.1         Form of Certificate for Shares of the             Incorporated by reference to Exhibit 4.1
               Registrant's Common Stock                         of the Form S-1

  10.1         First Amendment of Credit Agreement, dated        Incorporated by reference to Exhibit 10.1 of
               October 31, 1998 by and between First             the Registrant's report on Form 10-Q for the
               Union National Bank and the Registrant            quarter ended April 30, 1999 filed June 14,
                                                                 1999

  10.2         Second Amendment of Credit Agreement, dated       Incorporated by reference to Exhibit 10.2 of
               June 10, 1999 by and between First Union          the Registrant's report on Form 10-Q for the
               National Bank and the Registrant                  quarter ended April 30, 1999 filed June 14,
                                                                 1999

  10.5         Severance Agreement, dated July 20, 1999 by and   Incorporated by reference to Exhibit 10.2
               between Christine Strachota and the Registrant    of the Registrant's report on Form 10-Q
                                                                 for the quarter ended July 31, 1999 filed
                                                                 September 13, 1999

    27         Financial Data Schedule                           Filed herewith.