Form 10-K
period 2000-01-31
COMPUTER LEARNING CENTERS INC
filed 2000-05-16
CIK 943206

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-26040
                            ------------------------

                        COMPUTER LEARNING CENTERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                         36-3501869
      (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
                INCORPORATION                    IDENTIFICATION
              OR ORGANIZATION)                       NUMBER)

           10021 BALLS FORD ROAD,
                 SUITE 200,
             MANASSAS, VIRGINIA                       20109
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                                 (703) 367-7000
                    (TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes       [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price for such stock at May 11, 2000:

                                  $16,284,466

     Number of shares of Common Stock, $0.01 par value, outstanding at May 11, 2000.

                                   18,610,818

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COMPUTER LEARNING CENTERS, INC.
                                   FORM 10-K
                                     INDEX

                                   PART I
Item 1.    Business....................................................     3
Item 2.    Properties..................................................    20
Item 3.    Legal Proceedings...........................................    21
Item 4.    Submission of Matters to a Vote of Security Holders.........    22
                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    23
Item 6.    Selected Consolidated Financial Data........................    24
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    25
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................    35
Item 8.    Consolidated Financial Statements and Supplementary Data....   F-1
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................   I-1
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   I-1
Item 11.   Executive Compensation......................................   I-2
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   I-2
Item 13.   Certain Relationships and Related Transactions..............   I-2
                                   PART IV
Item 14.   Exhibits, Consolidated Financial Statement Schedules, and
           Reports on Form 8-K.........................................   I-2
Signatures.............................................................   S-1

     This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, capital expenditures, the effect of inflation, government regulation and plans relating to programs of CLC, as well as assumptions relating to the foregoing. We make no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report on Form 10-K, including the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to, or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business," "Financial Aid and Regulation" and "Certain Factors That May Affect Future Results" in this Annual Report on Form 10-K for the year ended January 31, 2000.

                                     PART I

ITEM 1.  BUSINESS

     You should keep in mind the following points as you read this report:

     - References in this document to "we," "us," "our" and "CLC" refer to Computer Learning Centers, Inc. and its subsidiaries.

     - The term "Learning Center" refers to an individual school owned and operated by CLC. The terms "institution" (in singular or plural form) refer to a main campus or school and its additional locations or branch campuses, if any.

     - References in this document to "fiscal 2001," "fiscal 2000," "fiscal 1999" and fiscal 1998 refer to the years ended January 31, 2001, 2000, 1999 and 1998, respectively.

     - References in this document to the "Department of Education" or "Department" refer to the U.S. Department of Education.

OVERVIEW

     We provide information technology and computer-related education and training. We design programs and courses to meet current information technology education needs, offering instruction in rapidly growing technologies such as client/server, databases, networking and object-oriented programming. Through our accredited career programs, we offer associate degrees and non-degree diplomas in six primary areas of study to adults seeking entry-level jobs in information technology including: business applications; electronics, systems and hardware; programming; networking; information technology support; and business applications with networking.

     We enrolled approximately 12,700 new students in fiscal 2000 at our twenty-eight Learning Centers in the United States and Canada. We opened one new Learning Center during the second quarter of fiscal 2000 in Norcross, GA. We intend to close our San Jose, CA Learning Center by August 2001. CLC's Canadian Learning Centers consist of three campuses located in and around Montreal, Quebec, and collectively operate under the name of Delta College, Inc. ("CLC Delta").

     CLC was incorporated in Delaware in March 1987. Effective March 2000, our executive offices are located at 10021 Balls Ford Road, Manassas, Virginia 20109 (see Note 3 to Item 2). Our telephone number is 703-367-7000.

THE INFORMATION TECHNOLOGY EDUCATION AND TRAINING MARKET

     We believe that the rapidly growing role of information technology in business and government organizations is creating a significant and increasing demand for information technology education and training. We believe factors driving this growth in demand include the following:

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

     - According to the U.S. Department of Education, the number of students graduating from high school is expected to increase by approximately 1.5% annually from 1999 to 2008. This growth will enlarge the pool of candidates for career-oriented education and training, including education and training in information technology skills.

     Providers of information technology education and training include vocational and technical training schools, degree-granting colleges and universities, continuing education programs and commercial training programs. Vocational and technical training schools range from relatively small local market schools focused on teaching a single or limited number of skills to larger institutions that offer information technology training as a subset of a more diversified curriculum. Colleges and universities are structured primarily to serve the needs of the full-time 18- to 24-year old student through four-year programs that are lecture-based and focused on a theoretical presentation of the subject matter rather than on teaching specific career-oriented skills. Continuing education programs tend to cover a broad range of technical and non-technical topics, and such programs generally do not focus on providing career placement for their students. Commercial training providers generally offer fast-paced, one- to five-day courses that are based on the assumption that individuals have a basic familiarity with information technology concepts. There has been an increasing number of training providers of all types utilizing internet based delivery systems; however, we have chosen to utilize strictly traditional methods of classroom instruction.

THE CLC APPROACH

     We have designed a series of programs that we believe are well-suited to meet the information technology education and training needs of adults pursuing information technology-related careers. Our career programs are designed to meet the needs of adult students in a number of ways. The focused nature of each program of study enables our students to complete their education and training and enter the work force in as little as 8 to 17 months, while maintaining eligibility for financial aid programs. CLC's program schedules are designed to accommodate our students' needs for flexibility through programs offered in modular formats with new program start dates each month and convenient morning, afternoon and evening hours. Each Learning Center is equipped with computer hardware and software for students' in-class use, and each program requires students to spend at least 50% of their in-school time working directly on a computer. Learning Center faculty members generally have direct experience working in the information technology industry, enabling them to provide students with useful career-related insights and guidance in connection with education and training. Finally, we provide our students with job placement assistance, including assistance with resume writing, interview preparation and employment searches for recent graduates and alumni.

BUSINESS STRATEGY

     Our objective is to strengthen and expand CLC's position as one of the leading providers of information technology education and training programs for adults. To achieve this objective, we intend to employ the following key strategies:

     Increase Operating Margins and Improve our Financial Strength. We have invested heavily in our infrastructure and expended considerable working capital to open new Learning Centers and upgrade existing locations over the last three fiscal years. We now will work to optimize our Learning Centers' capacity by seeking to increase our enrollments. We do not expect to open any new Learning Centers in fiscal 2001 thereby using our cash from operations to reduce our debt and add to our working capital in order to improve CLC's financial strength. In fiscal 2001 we began employing benchmarking techniques to improve the operational efficiency of all of our Learning Centers.

     Develop New Programs/Enhance Existing Programs. We intend to capitalize on new market opportunities by monitoring changes in the information technology industry and developing new education and training programs or enhancing current offerings in response to those changes. We are currently implementing programs or program enhancements in Windows 2000, information technology support, and Internet related technologies. We maintain relationships with a wide network of employers who provide CLC with data on trends related to computer and information technology skills.

     Improve Student Outcomes. We seek to continuously improve the retention and placement rates at our Learning Centers by providing extensive academic services and placement assistance. CLC offers tutoring, academic counseling and other services to its students to help them complete their programs of study. In addition, CLC helps students prepare resumes, conduct employment searches and sharpen interviewing skills through our Graduate Placement Services Resource Center.

     Increase Enrollment and Availability of Associate Degree Programs. We currently offer associate degree programs at nine Learning Centers. We intend to increase the number of our Learning Centers that offer degree-granting programs in order to broaden available programs and increase student enrollments. In addition, we intend to focus our recruiting efforts with a goal of enrolling more of our students in associate degree curricula.

CAREER PROGRAMS

     Our Learning Centers offer comprehensive career programs of study in six areas of information technology including: business applications; electronics, systems and hardware; programming; networking; information technology support; and business applications with networking. Each career program is designed to teach the comprehensive information technology skills required to obtain an entry-level job in the targeted information technology field. CLC offers career programs that allow students to receive either a diploma or a degree. Each diploma program generally follows a standard format ranging in length from 8 months for day and afternoon students to 21 months for evening students. Nine Learning Centers offer associate degree programs in computer electronics, information technology and network support; computer systems and networking technology; client/server; computer applications and network administration; and computer programming. These associate degree programs combine the curricula from a diploma program with state-mandated general education requirements and additional advanced material to create 17-month (day and afternoon) programs.

     Career programs are delivered year-round in a modular format that provides for monthly start dates and allows students to complete their education in less time than we believe is possible at many other institutions. Each program consists of 8 to 17 modules, with each module lasting approximately one month for day and afternoon students and consisting of a single course with an intensive and focused format. Day and afternoon students typically attend classes for approximately five hours per day, five days per week, with sessions available three evenings per week for evening students.

     In CLC's career programs, students spend at least 50% of their time in computer labs performing hands-on workplace simulations and their remaining time in classrooms attending lectures and participating in group discussions. Each module is delivered according to an outline and instructor's guide that links appropriate textbooks together with visual aids and lab activities to achieve a specific set of student performance outcomes and proficiencies. To foster a professional work environment, we require that students attend classes in business attire. We design and update curricula to meet current information technology industry standards, offering instruction in widely-used computer applications and information technologies to provide students with marketable skills. In addition, we regularly evaluate our curricula and eliminate those elements relating to technologies that have become obsolete or offer significantly fewer or less attractive job opportunities for our graduates.

     The primary focus of each career program is to prepare students for employment in their fields of study upon graduation. Graduates of the business applications and networking programs have obtained employment as PC specialists, help desk administrators and executive, technical and accounting support personnel. Graduates of the electronics, systems and hardware program, have obtained employment as technicians in computer support and network installation and as specialists in the repair of commercial and industrial data processing equipment. Our programming curriculum prepares graduates for employment as computer programmers, database administrators and systems analysts. The networking program is designed to prepare students to obtain certification as Microsoft Certified Systems Engineers and to obtain employment as network administrators, engineers and systems analysts. Graduates of the information technology support program have obtained employment as computer support specialists, help desk operators, and user support analysts.

     Tuition is fixed at the time of a student's initial enrollment, and varies among Learning Centers based on local market conditions. At January 31, 2000, tuition ranges were from $9,695 to $16,500 for diploma programs and from $17,250 to $23,874 for associate degree programs.

CURRICULUM CRITERIA, REVIEW AND DEVELOPMENT

     We have established specific criteria for CLC programs. Each career program is designed to prepare students for information technology-related entry-level jobs. Career programs are designed to engage adult students by employing hands-on teaching methods; train students in computer technology widely used in the work place; respond to market requirements and train students to satisfy those requirements; and optimize use of CLC's resources.

     We use several means to ensure that our programs meet these criteria. We regularly solicit input directly from employers through a system of Employer Advisory Groups in each of our geographic market areas. These advisory groups meet regularly to discuss the skills required in the information technology field as well as to identify industry trends. In addition, an independent marketing research firm conducts monthly student surveys to help us monitor faculty, course and school effectiveness and to gather student input. Historically, student surveys have identified opportunities for improvement, which have been implemented where appropriate, and have provided a means of setting quantitative benchmarks. We maintain an internal Strategic Product Planning Group that includes senior managers, faculty and other employees. This group meets regularly to analyze input from market research, the Employer Advisory Groups, students, faculty, consultants and management. The Strategic Product Planning Group uses the input to guide CLC's strategic direction and to make recommendations regarding our curricula. Curriculum recommendations are referred to faculty subject matter experts and academic managers for review prior to formal development by curriculum product managers.

STUDENT CHARACTERISTICS

     Our programs are targeted at adults seeking to expand their career opportunities through the acquisition of technical skills and knowledge. At January 31, 2000, 49% of CLC's students (excluding CLC Delta) were college graduates or had some college experience, including 8% who had four-year college degrees or higher levels of educational attainment and 7% who had two-year degrees. At that time, 29% of CLC's students (excluding CLC Delta) were between 18 and 22 years of age, 50% were between 23 and 34, and 21% were over 35. Approximately 64% of the student population of U.S. Learning Centers was male and 36% was female.

STUDENT RECRUITMENT

     We utilize a broad range of means to make prospective students aware of the programs of study available at the Learning Centers. These activities include television, radio and newspaper advertising, direct mail campaigns and listings in the yellow pages. Currently, the majority of our advertising is directed at local markets where Learning Centers are located. We monitor the effectiveness of our various marketing efforts by measuring the number of resulting student enrollments. We estimate that for our U.S. Learning Centers for fiscal 2000, 36% of our new enrollments resulted from referrals by current students and graduates, 27% of our new enrollments resulted from television advertising, newspaper advertising accounted for 11%, yellow pages listings accounted for 7% and the remaining 19% were classified as resulting from miscellaneous sources and other media including the internet.

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

STUDENT ADMISSIONS AND RETENTION

     CLC maintains admissions standards that require each career program student to have proof of a high school diploma or a recognized equivalent such as a General Education Development ("GED") certificate. In addition, all career program students must achieve a qualifying score on an independently developed aptitude examination. We believe admission requirements are important in ensuring that incoming career program students have the necessary academic background and abilities to complete their selected program of study.

     Each Learning Center employs a director of admissions who oversees a staff of admissions representatives. Admissions policies and procedures, along with marketing materials, are established centrally and are monitored both centrally and locally. Admissions representatives are responsible for scheduling an initial appointment with an interested candidate, interviewing the candidate to determine whether he or she meets admissions qualifications and has the necessary motivation and ability to complete the Learning Center's intensive programs of study, arranging for the testing of the candidate to determine his or her aptitude for different programs and counseling qualified candidates about available career paths. Our regulatory compliance department reviews the admissions processes and practices of the admissions representatives to monitor compliance with CLC's policies and applicable state, federal and accrediting agency requirements.

     Once a student enrolls, we focus significant staff resources on assisting students to overcome the academic, financial and personal obstacles that can interfere with a student's ability to complete his or her career program. Student withdrawals prior to program completion have negative financial and marketing effects on an educational institution. To minimize withdrawals, each Learning Center employs a student services manager who is available to advise students encountering problems that interfere with their education. To help students overcome financial obstacles, we assist students in finding part-time employment when their resources in combination with available financial aid are not adequate to meet their financial needs. Each Learning Centers' performance is measured in part by their ability to ensure that students successfully complete their programs of study. Our programs are designed to include frequent progress reviews and performance measurements of both students and faculty. Tutoring is available and encouraged for students who need additional academic assistance. The weighted average Learning Center retention rates, as calculated under standards of the Accrediting Council for Independent Colleges and Schools ("ACICS"), the accrediting agency that accredits the U.S. Learning Centers, were 77% and 76%, respectively, for the twelve-month periods ended June 30, 1999 and 1998.

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

     Utilizing ACICS standards, for the twelve-month periods ended June 30, 1999 and 1998, approximately 76% and 79%, respectively, of our net placeable graduates obtained employment in a field related to their program of study. Net placeable graduates excludes graduates who were not seeking employment due to health-related situations or continued education or who entered military service. Students who graduated during the twelve-month period beginning July 1 and ending June 30 and obtained employment in a field related to their program of study prior to the required filing date of September 15 of each respective year are counted as graduates placed.

     Based on information from students and employers who have responded to inquiries, we estimate the average annual starting salaries for students who obtained employment in fields related to their education during the twelve-month period ended June 30, 1999 were as follows:

                                                                                    ESTIMATED
                                                              LEARNING CENTER    AVERAGE ANNUAL
                          PROGRAM                             GRADUATES PLACED   STARTING SALARY
                          -------                             ----------------   ---------------
Business Applications (Associate Degree and Diploma)........       1,536             $23,138
Programming (Associate Degree and Diploma)..................         792             $30,081
Networking (Diploma)........................................       1,099             $33,303
Electronics, Systems and Hardware (Associate Degree and
  Diploma)..................................................         927             $26,301
Information Technology & Support Professional (Diploma).....         730             $23,893

     Average annual starting salaries for Learning Center graduates vary among Learning Centers depending on local employment conditions and other factors. Employers of CLC graduates include small technology-oriented companies as well as major corporations and agencies and their affiliates, including Bell Atlantic Corp., CompUSA, Inc., UUNet, Network Solutions, Media One, Aetna U.S. Healthcare and Shared Medical Systems.

FACULTY

     We employ both full-time and part-time faculty who are hired in accordance with criteria established by CLC, ACICS and applicable state licensing authorities. Faculty members are carefully selected on the basis of their knowledge and experience in the information technology field and their ability to develop each student's potential. Faculty members generally have both significant industry experience and educational and technical backgrounds. Faculty members participate in a regular and systematic program of in-house training to continuously improve instruction and curricula. Faculty members participate in educational associations, professional organizations and continuing education in their respective fields.

     After completing each module of instruction, students evaluate their instructors using a confidential survey prepared, distributed and processed by an independent third-party firm. The survey asks students to rate the faculty in such areas as teaching effectiveness, substantive knowledge, fairness and quality of delivery as well as course content.

ADMINISTRATION AND EMPLOYEES

     Each Learning Center is managed by a local administrative team headed by a school director who is accountable for the maintenance of educational quality and placement success of the Learning Center, regulatory compliance and profitability. Within the framework of federal and state regulations as well as the framework of CLC's own policies, we encourage Learning Center school directors to act autonomously in responding to local market conditions. Each school director reports to a regional manager who oversees the activities of several Learning Centers grouped by geographic region. Learning Center school directors work closely with the regional managers to implement marketing plans and curricula, expand capacity and maintain facilities. Regional managers report directly to CLC's Vice President of Operations, who in turn reports directly to the President.

     Each Learning Center's administrative team also includes a director of education, a director of admissions, a director of student financial services, a business office director, and a director of placement. As of January 31, 2000, CLC employed approximately 1,283 full-time and 594 part-time employees. In addition, we employed 251 CLC students under the Federal Work-Study Program. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. CLC has never experienced a work stoppage and we believe that our employee relations are satisfactory.

     As of January 31, 2000, CLC employed 76 people at our corporate headquarters in Fairfax, Virginia. CLC's corporate headquarters moved from Fairfax, VA to a facility adjacent to the new Manassas, VA school location in March 2000. CLC's corporate headquarters provides centralized services to all of the Learning

Centers in the areas of accounting, marketing, public relations, curriculum development, purchasing, human resources, regulatory affairs and real estate. In addition, headquarters personnel develop policies and procedures and perform oversight for the Learning Centers in the areas of admissions, education, career services and administrative support.

     As of January 31, 2000, CLC employed 16 people at our student receivables division in Plymouth Meeting, Pennsylvania. The student receivables division provides centralized services to all of the Learning Centers related to the collection of student loans financed directly by CLC for those students who graduated or otherwise withdrew.

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

     We believe that the Learning Centers' fast paced and intensely focused programs in information technology education and training help us attract students. Students may choose CLC over its competitors because of our broad course offerings, relatively short programs, placement services, reputation and starting salaries after graduation. Students may choose CLC instead of a four-year college because they want to enter the work force in a shorter period of time or because a four-year institution does not provide students with the type of focused, comprehensive program that we offer. In addition, flexible morning, afternoon and evening courses allow students to maintain their current jobs while attending our programs.

                          FINANCIAL AID AND REGULATION

FINANCING STUDENT EDUCATION

     Approximately 64% of the fiscal 2000 tuition revenues of our U.S. based schools were funded either directly or indirectly from the federal student financial aid programs under Title IV (referred to herein as "Title IV Programs" or "Title IV") of the Higher Education Act of 1965, as amended (referred to herein as "Higher Education Act"). The majority of our U.S. Learning Center students receive some form of Title IV Program funding.

     The Title IV Programs provide financial assistance to students who are enrolled at an eligible postsecondary institution. The Title IV Programs consist of grants, subsidies for part-time work and several different types of loans. To determine financial need and eligibility for need-based Title IV Program aid, we use the national standard need analysis system established by the Higher Education Act. The Higher Education Act also requires that all students who receive financial aid maintain satisfactory academic progress toward completion of their educational program. A student who does not meet the prescribed academic standards will, after a probationary period, be denied further federal aid.

     In addition to the Title IV Programs, CLC offers loans to certain students that meet our criteria of creditworthiness. During the first quarter of fiscal 2000, we established a relationship with SLM Financial Corporation ("SLM"), a subsidiary of the SLM Holding Corp. or "Sallie Mae," whereby SLM provides student loans with terms generally more favorable than CLC's loan program to students meeting SLM's standards of creditworthiness. As of January 31, 2000, the SLM loan program is available to students at all of our U.S. Learning Centers. In addition to CLC's and SLM's student loan programs, CLC participates in several state administered financial aid programs in certain states in which we operate.

  Title IV Programs

     CLC students receive funding under the following Title IV Programs:

     - the Federal Family Education Loan ("FFEL") program, which includes the subsidized and unsubsidized Federal Stafford loans and PLUS (parental) loans. Tuition funded by FFEL loans accounted for approximately 29% of our U.S. revenues in fiscal 2000;

     - the William D. Ford Federal Direct Loan ("FDL") program, which includes subsidized and unsubsidized Federal Direct Stafford loans and Federal Direct PLUS loans. Tuition funded by FDL loans accounted for approximately 22% of our U.S. revenues in fiscal 2000;

     - the Federal Pell Grant ("Pell") program. Tuition funded by Pell grants accounted for approximately 11% of our U.S. revenues in fiscal 2000;

     - the Federal Supplemental Educational Opportunity Grant ("FSEOG") program. Tuition funded by FSEOG grants accounted for approximately 1% of our U.S. revenues in fiscal 2000;

     - the Federal Perkins Loan ("Perkins") program. Tuition funded by Perkins loans accounted for approximately 1% of our U.S. revenues in fiscal 2000; and

     - the Federal Work-Study ("FWS") program, which makes available federal funds to help subsidize the cost of part-time employment for needy students. In fiscal 2000, the Learning Centers employed approximately 560 FWS students, who received a total of approximately $697,000.

     CLC matches every three dollars of FSEOG, Perkins and FWS federal funds with one dollar of our own funds. In fiscal 2000, CLC's matching contribution was $465,000 for FSEOG, $239,000 for Perkins loans and $174,000 for the FWS program.

  Availability of Lenders and Guarantors

     The FFEL program provides government guaranteed loans through banks and other private lenders. Although the number of lenders willing to make federally guaranteed student loans has declined in recent years, this decline has not affected the ability of Learning Center students to obtain federally guaranteed loans. As of January 31, 2000, CLC students use approximately twenty private lenders, one of which currently provides approximately 39% of the FFEL loans provided to our students. We believe that other lenders, including the Department of Education through participation in the FDL program, would be willing to make federally guaranteed loans to our students if any or all of CLC's current lenders ceased participating in the FFEL program or decided not to make loans available to our students. Even if no private lenders were available to provide loans to our students, the Higher Education Act provides for a "lender of last resort" to make such loans. However, lenders of last resort are not required to provide PLUS loans. Tuition derived from PLUS loans accounted for approximately 7% of our revenues in fiscal 2000.

     FFEL loans made by private lenders are guaranteed by student loan guaranty agencies. As of January 31, 2000, FFEL loans to Learning Center students are guaranteed by 9 guaranty agencies, and one student loan guaranty agency currently guarantees nearly 22% of such loans. We believe that other guaranty agencies would be willing to guaranty loans to CLC students if any of our existing guaranty agencies ceased guaranteeing such loans or limited the volume of loans it would guarantee. As of January 31, 2000, each our U.S. Learning Centers participating in the FFEL program had at least one guaranty agency. All states have a designated guaranty agency that we believe would guarantee most FFEL loans made to Learning Center students in that state. Based on the safeguards built into the FFEL program, we do not believe that any reduction in the number of agencies currently guaranteeing FFEL loans made to Learning Center students would have a material adverse effect on CLC.

U.S. DEPARTMENT OF EDUCATION -- REGULATION AND REVIEW

     To provide students with access to financial aid provided through the Title IV Programs, each Learning Center must meet specific legal standards. These standards are prescribed by the Higher Education Act and regulations issued by the Department of Education. To be eligible to participate in the Title IV Programs, each Learning Center must:

     - be authorized by the state within which it operates to offer its educational programs;

     - be accredited by an accrediting agency recognized by the Secretary of Education as a reliable authority as to the quality of the institution's educational programs; and

     - enter into a Program Participation Agreement with the Department of Education.

     Generally, each Learning Center must individually comply with applicable regulatory standards with respect to the administration of Title IV funds on behalf of its students. During fiscal 2000, twenty-three of the twenty-five U.S. Learning Centers participated in the Title IV Programs. Of these twenty-three U.S. Learning Centers, as of January 31, 2000, nine are considered to be main campuses and fourteen are additional locations of a main campus. Each year every institution that participates in the Title IV Programs must submit to the Department of Education audited financial statements as well as the results of an audit by an independent accounting firm of that institution's compliance with Title IV Program requirements. Approximately every four years institutions participating in the Title IV Programs are reviewed for continued participation in the Title IV Programs. The Department of Education annually conducts its own compliance reviews of hundreds of institutions, and the Department's Inspector General, state education agencies and guaranty agencies conduct other reviews of Title IV Program compliance. The Higher Education Act also requires accrediting agencies to consider an institution's compliance with Title IV Program requirements in making accrediting decisions. Each of the U.S. Learning Centers is therefore subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations. The violation of regulatory standards governing the Title IV Programs by us or any Learning Center could be the basis for the Department of Education to initiate a proceeding to take one or more of the following actions: (a) seek repayment of previously disbursed Title IV Program funds, (b) seek repayment of interest or special allowance subsidies the Department paid to lenders with respect to student loans, (c) impose a fine, or
(d) limit, suspend or terminate the participation of CLC or the particular Learning Center in the Title IV Programs. The Department also may take emergency action to suspend temporarily an institution's participation in the Title IV Programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds.

     The Department also has discretion to alter the way it provides Title IV Program funds to participating institutions. It may transfer an institution from the "advance" system of funding, under which an institution receives funding from the Department in advance based on anticipated need, to the "reimbursement" system of payment, under which an institution must disburse funds to students and document their eligibility for Title IV Program funds before receiving funds from the Department. The Department may also impose a requirement known as "heightened cash monitoring," of which there are multiple levels, which requires additional reporting to and review by the Department of all Title IV funds requests.

     In addition, if as a result of a compliance review, a Learning Center were required to repay more than 5% of the Title IV funds the Learning Center received during the year under review, the Learning Center could be required to post a letter of credit equal to not less than 10% of the Title IV Program funds received by the Learning Center during its most recent fiscal year and take additional steps, including receipt of its Title IV Program funds on the reimbursement basis, to establish its financial responsibility to maintain its participation in the Title IV Programs.

     On April 6, 1998, the Department placed all our U.S. Learning Centers on heightened cash monitoring status I ("HCM1"), based on the Department's monitoring of litigation then pending against us (refer to Item 3, "Legal Proceedings") and certain student complaints lodged against us or individual Learning Centers. Under HCM1, our Learning Centers have continued to receive all of the Title IV Program funds to which our students are entitled, but the funds are drawn after they have been credited to student accounts and we are required subsequently to provide supporting documentation to the Department. The Department does not consider HCM1 to represent either an adverse or punitive action. This action by the Department has not had any effect on the availability of Title IV funding to our students, or has it had a material effect on our cash flow or operating results. This requirement has led to delays (estimated by us as generally two to three days) in the timing of our cash receipts, but has not impaired our business operations.

     In May 1998, the Department of Education initiated a program review of the administration of the Title IV Programs by our Alexandria, VA and Manassas, VA Learning Centers for the period July 1, 1996 through June 30, 1998. In September 1998, the Department issued a preliminary report containing a number of findings alleging non-compliance with certain Title IV Program requirements. We have performed file reviews at these schools and provided additional materials requested by the Department. In order to conclude this review, the Department has requested that we perform an additional file review of returns of federal funds during the review period. The Department has expanded its review of that issue to include our San Jose, Philadelphia and Houston Learning Centers. We continue to work with the Department in an effort to conclude this matter. We do not believe the resolution of this program review will have a material adverse effect on our operations.

     The Department reviewed the results of our independent audit on administration of our Title IV Programs for the year ended January 31, 1998 and issued a preliminary audit determination report in December 1998. The Department's report alleged that we failed to make certain student refunds at our Learning Centers operating during fiscal 1998 within the timeframes established by the Department. The Department required us to perform more expansive reviews of student account files at five Learning Centers, which were deemed to have findings of non-compliance in excess of rates acceptable to the Department. By letter dated September 28, 1999, the Department of Education issued its final audit determination letter ("FADL") related to this matter. In the FADL, the Department assessed repayment liabilities of immaterial amounts. In addition, the Department deferred resolution of any matters related to the Alexandria, VA and Laurel, MD Learning Centers to the open program reviews conducted by the Department related to those locations. Although the deferred issues remain open as part of the Alexandria, VA and Laurel, MD Learning Center program reviews, the Department's review of the fiscal 1998 compliance audit is considered closed.

     In January 1999, the Department of Education initiated a program review of the administration of the Title IV Programs by our Laurel, MD Learning Center for the period July 1, 1997 through June 30, 1999. The Department issued a preliminary report in February 2000, which contained a number of findings alleging non-compliance with certain Title IV Program requirements similar to those found in the Alexandria and Manassas program reviews discussed above. We have submitted our initial response to the Department concerning all of the findings in March and April 2000. We continue to work with the Department in an effort to conclude this matter. We do not believe the resolution of this program review will have a material adverse effect on our operations.

     In July 1999, we submitted the results of our independent audit of our administration of the Title IV Programs for the year ended January 31, 1999 to the Department. The audit identified certain findings of non-compliance with respect to our administration of the Title IV Programs. The audit identified eight Learning Centers with late refund frequency rates in excess of 5% for the students sampled in the audit. In April and May of 1999, we introduced new procedures in all of our Learning Centers to ensure that student refunds are processed on a timely basis. Our submission to the Department incorporated a supplemental report prepared by the same independent auditors, which found that in the eight Learning Centers referred to above, there were no late refunds during approximately a 45-day period beginning in May 1999.

     On December 10, 1999, we received a subpoena from the Office of Inspector General of the Department of Education for the production of various documents and materials related to the compensation of our admissions representatives and the calculation of our student loan cohort default rates. The Office of Inspector General also served subpoenas on the accounting firm that had audited our financial statements and the accounting firm that had performed our Title IV Programs compliance audits, for copies of certain of their audits, workpapers and other materials prepared in the course of their work on our behalf. In discussion with the responsible attorney at the U.S. Department of Justice in December 1999 regarding the subpoena, our attorney determined that the subpoena was issued with respect to a qui tam lawsuit filed against us in Federal District Court in Texas alleging that our compensation of certain employees was not in compliance with provisions of Title IV of the Higher Education Act. We have submitted all the documents requested by the Department. We believe that our compensation plans are in compliance with the Higher Education Act.

     On March 8, 2000, the Department notified us that it was placing all of our Learning Centers on heightened cash monitoring status II ("HCM2"). HCM2 does not affect the ability of Learning Centers to obligate Title IV Program funds or the ability of their students to receive all applicable forms of Title IV Program aid. However, under HCM2, Learning Centers are required to document to the Department each student's eligibility for Title IV funding before being reimbursed by the Department for funds which they must advance to their eligible students. Under HCM2, the affected Learning Centers submit to the Department information supporting Title IV awards and disbursements every thirty days. The Department then selects a sample of those awards for which we are required to submit extensive documentation proving student eligibility. Those documents are reviewed by the Department, a process that customarily requires a minimum of thirty days. Management expects that this action will have a material impact on the timing of the cash flows of the affected Learning Centers, such that the funds would be delayed for approximately 75 days.

     The Department stated that this action was based on information obtained during its program reviews, which indicated that we had failed to make refunds for some students and had failed to make refunds on a timely basis for other students. We vigorously disputed the Department's basis for this action and explained the significant adverse financial effects such action would have. On March 14, 2000, we reached an agreement with the Department resulting in a modification of the terms of its March 8 action. The key terms of the agreement are that only our Alexandria, VA and Laurel, MD Learning Centers would be placed on HCM2, that our remaining Learning Centers would continue on HCM1 with the condition that we submit additional reports and documentation regarding their future Title IV funds requests, and that we must engage an independent accountant to attest to the compliance with the Title IV regulations of refunds and returns of funds at all of our Title IV eligible Learning Centers (the "Special Attestation").

     The Special Attestation required by the Department as part of the March 14, 2000 agreement relates to the review of the payment of refunds and other returns of federal funds by all of our Title IV eligible Learning Centers for the seven-month period ended January 31, 2000. The results of the Special Attestation must be submitted to the Department by June 1, 2000.

     As part of the March 14, 2000 agreement, the Department agreed it "will re-evaluate CLC's funding methods upon the receipt and review of the Special Attestation, and upon review of CLC's overall compliance with Title IV statutory and regulatory requirements." We believe should the Special Attestation substantiate compliance with Title IV requirements acceptable to the Department and with our continued compliance with Title IV Program requirements, the Department may return some or all of our Learning Centers to the "advance" system of payment. However, should the Special Attestation demonstrate noncompliance with Title IV Program requirements in excess of rates tolerable by the Department, the Department may take additional actions against us, including the possibility of placing additional Learning Centers on HCM2. If any further adverse actions are initiated by the Department, including a change in status from HCM1 to HCM2 for any of our Learning Centers, CLC could be materially and adversely affected.

  Reauthorization of the Higher Education Act, as amended

     In October 1998, the U.S. Congress enacted legislation reauthorizing and extending the Higher Education Act until September 30, 2004. In general, the material Title IV Program provisions and requirements remain in the same form and the Title IV Programs were authorized at the same or higher levels. However, the new law did make certain potentially significant changes in the Title IV Programs. Chief among these are:

     - a change in the requirements for determining the amount of Title IV Program funds that must be refunded when a student withdraws from our Learning Centers;

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

     Although Congress has consistently reauthorized the Higher Education Act, and there is no present indication that Congress will fail to make annual appropriations to properly fund the Title IV Programs, there can be no assurance that government funding for the Title IV Programs will be maintained at current levels or that the current requirements for student and institutional participation in such programs will not change in ways that might be unfavorable to CLC.

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

     The official FY 1997 cohort default rates published in October 1999 for our nine U.S. Learning Centers that are institutions as defined by the Department, and which were then participating in the FFEL or FDL programs, averaged 15.5% and ranged from a low of 3.3% to a high of 20.4% for that period. The average rate for all proprietary institutions in the United States offering programs of studies less than two years in length for the same period was 18.2%. All of the Learning Centers have well-established default management programs consisting of student counseling and post-enrollment contacts to minimize the risk of excessive loan defaults.

     If an institution has an FFEL or FDL cohort default rate of 25% or more in any one of the three most recent years or a default rate on Perkins loans of more than 15% in a year, the Department of Education can place the school on "provisional certification" for up to four years. Provisional certification allows an institution to continue to participate in the Title IV Programs subject to conditions imposed by the Department. However, if the school violates a Department requirement, it can lose its eligibility with less procedural protection than is afforded a standard certified institution. Four of our U.S. Learning Centers are provisionally certified through dates extending to July 2000 through September 2001 due either to their cohort default rates or the change of control following our acquisition of those Learning Centers. We expect to apply for recertification as the provisional certifications expire.

     We administer the Perkins loan program on a combined basis for seven of our nine U.S. institutions, and these seven combined institutions share one Perkins loan default rate. For the remaining two U.S. institutions, the Perkins loan program is administered individually for one and the other institution does not participate. For the year ending June 30, 1999, the most recent year for which such rates have been calculated, we had a default rate for Perkins loans of 24.8% for the seven institutions combined and 0.0% for the remaining institution. Tuition funded by the Perkins program accounted for approximately 1% of our revenues in fiscal 2000.

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

     The Department evaluates an institution's financial responsibility based on three ratios: an equity ratio, a primary reserve ratio and a net income ratio:

     - the equity ratio measures an institution's capital resources, ability to borrow and financial viability;

     - the primary reserve ratio measures an institution's ability to support current operations from expendable resources; and

     - the net income ratio measures the ability of an institution to operate at a profit.

     The ratios are calculated each year based on an institution's annual audited financial statements. The results of each ratio are assigned a strength factor and then combined under a weighted formula to arrive at a composite score for the institution ranging from minus one to three, the latter being the highest possible score. An institution that achieves a composite score of at least 1.5 is considered to be financially responsible without the need for further oversight. If an institution achieves a composite score of at least 1.0 but less than 1.5, it may continue to participate in the Title IV Programs under additional reporting and monitoring procedures as determined by the Department, including the receipt of its Title IV Program funds on the "cash monitoring" basis. Such reporting and monitoring procedures also would require the institution to report significant financial or regulatory events, such as any violation of a loan agreement. All of our U.S. Learning Centers that are eligible to participate in the Title IV Programs currently operate under "heightened cash monitoring." If an institution's composite score is less than 1.0, an institution may establish its financial responsibility by posting an irrevocable letter of credit in favor of the Secretary of Education in an amount equal to not less than 10 percent of the Title IV Program funds received by the institution during its most recent fiscal year, as well as accepting additional reporting and monitoring procedures, including using either the "cash monitoring" or "reimbursement" methods of disbursing its Title IV Program funds, and accepting provisional certification. In addition, regardless of its financial condition, an institution may establish its financial responsibility by posting an irrevocable letter of credit in favor of the Secretary of Education in an amount equal to not less than one-half of the Title IV Program funds received by the institution during its most recent fiscal year.

     Based on our audited financial statements for fiscal 2000, we have calculated a composite score of 1.3 for CLC. Although we believe the Department's emphasis is on CLC as a whole, the Department has the right to apply the financial responsibility measures on an individual institution basis. Based on our audited financial statements for fiscal 2000 we have determined that two of our institutions have a composite score below 1.0, and the remaining seven institutions have composite scores that exceed 1.5.

     Under a separate standard of administrative responsibility, an institution that has made late student refunds in more than 5% of cases in either of its last two fiscal years must post a letter of credit in favor of the Secretary of Education in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, CLC has posted a letter of credit in the amount of $2.2 million with respect to all U.S. Learning Centers except our Learning Center in Paramus, NJ, for which a letter of credit was not required.

  Incentive Compensation

     The Higher Education Act prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. We have implemented several compensation plans for admissions representatives and other personnel involved in the operations of the Learning Centers. Although there can be no assurance that the Department of Education will not find deficiencies in our present or former compensation plans, we believe that our compensation plans comply with the requirements of the Higher Education Act.

  The 90/10 Rule

     Under a provision of the Higher Education Act now known as the "90/10 Rule," a proprietary institution loses its eligibility to participate in the Title IV Programs for at least one fiscal year if, under a modified cash basis of accounting, more than 90% of the institution's applicable revenues for the prior fiscal year was derived from Title IV Programs. Approximately 64% of CLC's revenues in fiscal 2000 (ranging from a low of 56% and a high of 84% on an individual institution basis) consisted of tuition funded by the Title IV Programs.

     To reduce the risk that any Learning Center could lose its eligibility to participate in the Title IV Programs under the 90/10 Rule, we closely monitor the sources of revenue funding for each Learning Center. We also continuously pursue alternative sources of revenue and student financial assistance. If any Learning Center were to lose its eligibility to participate in the Title IV Programs under this rule, such loss would have a material adverse effect on CLC.

  Restrictions on Adding Locations

     The Higher Education Act requires a proprietary institution to be in full operation for two years before such institution can qualify to participate in the Title IV Programs. However, the Higher Education Act and applicable regulations permit an institution that is already certified to participate in the Title IV Programs to establish an additional location that may immediately qualify for such participation without satisfying the two-year requirement so long as such location satisfies all other applicable requirements for institutional eligibility, including approval of the additional location by the institution's accrediting agency and the relevant state authorizing agency. We opened one new U.S. Learning Center in fiscal 2000. Our long-term expansion plans assume our continued ability to establish new Learning Centers as additional locations of existing Learning Center main campuses without incurring the two-year waiting period for Title IV Program participation that is applied to new institutions.

     Although state requirements and accrediting agency standards may in certain instances limit our ability to establish additional locations in certain areas and certain situations, we do not believe, based on our current understanding of how these standards will be applied, that these standards will have a material adverse effect on CLC or our long-term expansion plans.

  CLC Recertification of Title IV Program Participation

     During fiscal 2000, six of our nine U.S. institutions were due for renewal of certification for continued participation in the Title IV Programs. We submitted all six of the renewal applications in September 1999. Additionally, one of our U.S. institution's renewal was due and filed in March 2000. We have received no written communication from the Department of Education regarding these renewals. Each of our Learning Centers continues to participate in the Title IV Programs while the Department reviews our recertification applications. If a Learning Center lost its eligibility to participate in certain of the Title IV Programs, or if the amount of Title IV funding was reduced, we would seek to arrange alternative sources of funding for that Learning Center's students. There are a number of private organizations that provide loans to students. Although we believe that one or more private organizations would be willing to provide loans to Learning Center students, there is no assurance that this would be the case, and the interest rate and other terms of such student loans might not be as favorable as for Title IV Program funds. Accordingly, the loss of eligibility of a Learning Center to participate in the Title IV Programs would be expected to have a material adverse effect on CLC even if we could arrange alternative sources of funding for the Learning Center's students.

     Our two newest Learning Centers, Norcross, GA and Las Vegas, NV, have not obtained Title IV Program participation. We do not have an application filed with the Department; however, we may do so at any time. We continue to seek additional third-party funding sources for the students at these locations as well as providing our own direct financing to these students. The Department has communicated to us that these new locations would not be approved for Title IV Program eligibility until the Alexandria and Manassas program reviews are resolved. Currently, the alternative funding sources for students at these locations have been adequate; however, prolonged ineligibility for Title IV Program participation at these Learning Centers will continue to have a negative affect on our operations as self-pay receivables have more credit risk than Title IV funding sources.

STATE AUTHORIZATION AND ACCREDITATION

     CLC is dependent on the authorization of the applicable agency or agencies of each state within which a Learning Center is located to allow us to operate and to grant degrees or diplomas to students. State authorization is also required in order for an institution to become and remain eligible to participate in the Title IV Programs. We are subject to extensive and varying regulation in each of the states in which the Learning Centers currently operate. State laws and regulations affect our operations and may limit our ability to introduce degree programs or to initiate new programs of study, or to obtain authorization to operate in certain additional states. State regulatory requirements may overlap or exceed federal requirements.

     The loss of state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the affected Learning Center ineligible to participate in the Title IV Programs, would adversely affect its accreditation and would have a material adverse effect on CLC.

     Accreditation by an accrediting agency recognized by the Department of Education is required in order for an institution to become and remain eligible to participate in the Title IV Programs. In addition, most states require institutions operating within their borders to become and continue to be accredited as a condition of continuing state authorization. All of our U.S. Learning Centers are accredited by ACICS, which is an accrediting agency recognized by the Department of Education. Three of our nine institutions operating in the United States were due for renewal of accreditation during fiscal 2000. All three received renewals of their accreditation during the third and fourth quarters of fiscal 2000.

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

  Change of Control

     Upon a change of ownership resulting in a change of control as that term is defined in the Higher Education Act and Department of Education regulations, an institution participating in the Title IV Programs must be recertified to continue its participation. A change of control could also trigger similar reapproval requirements at the state level and with an institution's accrediting agency. For a publicly traded corporation like CLC, Department of Education regulations specify that a change of control occurs when there is an event that would obligate the corporation to file a current report on Form 8-K with the Securities and Exchange Commission disclosing a change of control. Each state and accrediting agency has its own requirements with respect to what constitutes a change of control and the consequences of such a change. A change of control could, depending on the nature of such change, have a material adverse effect on CLC.

     When CLC acquires an institution that participates in the Title IV Programs, that institution undergoes a change of control and must demonstrate that it meets the standards of institutional eligibility to be recertified by the Department for such participation under its new ownership. Pursuant to the 1998 reauthorization of the Higher Education Act, the Department may temporarily and provisionally certify an institution undergoing a change of control while the Department reviews the institution's application. To obtain such temporary certification, the institution must submit a "materially complete" application for recertification within 10 business days of the closing date of the sale. A "materially complete" application normally would include all state and accrediting agency approvals that those agencies require to be obtained before the closing date. If the Department finds the application to be "materially complete," it then issues a temporary provisional Program Participation Agreement, and affords the institution a further period to submit additional required materials. If all the remaining documentation is timely submitted, the Department will continue the temporary provisional Program Participation Agreement until it issues a new certification, which, in the case of changes of ownership, is always provisional for at least one year. If an institution fails to file a "materially complete" application or the additional required materials within the prescribed times, it would become ineligible to participate in the Title IV Programs until the Department completes its review and recertifies the institution under its new ownership.

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

     A material adverse effect on CLC's financial position, results of operations and cash flows could result if, in connection with a change in control, we experienced significant delay in obtaining or failed to obtain the accreditation of any Learning Center, experienced significant delay in obtaining or failed to obtain authorization from any state in which we have a Learning Center or experienced significant delay in reestablishing or failed to reestablish the eligibility of any Learning Center to participate in Title IV Programs. A change of control may also delay our ability to establish new institutions and may have other adverse regulatory effects.

  Canadian Regulation

     Students who are residents of the province of Quebec are eligible to receive loans and bursaries ("grants") from the Quebec Loans and Bursaries Program ("QLBP"). Under the QLBP, student financial assistance is initially provided in the form of a loan. CLC Delta is subject to the Act Respecting Private Education ("ARPE") in Quebec. In accordance with ARPE, in order to operate a private educational institution, CLC Delta must hold a permit issued by the Quebec Minister of Education (the "QME") for the institution itself and for the educational services to be provided. The QME will issue the permit after consulting with the Commission Consultative de l'Enseignement Prive (the "Commission") concerning the particular institution and the educational services to determine if such institution and services meet certain qualifying conditions. Permits cannot be transferred without the written authorization of the QME, and any entity holding a permit must advise the QME of any consolidation, sale or transfer affecting such entity. Prior to any action, the QME, after consultation with the Commission, has the authority to modify or revoke a permit where the holder of the permit, among other things: does not comply with the conditions, restrictions or prohibitions relating to the institution or, is about to become insolvent. Prior to any action, the QME must provide the institution with an opportunity to present its views before revoking a permit. Given that the QME periodically revises its regulations and other requirements and changes its interpretations of existing laws and regulations, there can be no assurance that the QME will agree with our understanding of each requirement of the QME.

     We do not believe that the QME's requirements would limit our plans to add new educational programs at CLC Delta, in Quebec. In addition, we do not believe that there will be any impediment to renewal of the permit issued to CLC Delta, in Quebec, under the ARPE.

     During fiscal 2000, the legislative and regulatory requirements that relate to student financial assistance programs in Quebec were changed. Effective May 1, 1999, the amount of financial assistance a student is eligible to receive became significantly less than the amount of financial assistance historically available. For students that have a remaining tuition balance not funded by Quebec's financial assistance programs, CLC Delta may make available to qualifying students alternative financing arrangements to help fund their education.

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

     The tax benefits provided by the TRA-97 may reduce the effective cost of postsecondary education to the student and his or her family, which may decrease student dependence on Title IV Program funds and may decrease Title IV Program loan defaults. Educational institutions are required to submit certain information about the student and the student's family to the IRS in order for the student and the student's family to qualify for some of the tax benefits under the TRA. Although these IRS reporting requirements have increased the administrative burden on us, such compliance is not expected to have a material adverse effect on CLC's financial condition, results of operations or cash flows.

ITEM 2.  PROPERTIES

     All Learning Center facilities are leased by CLC. The table below sets forth certain information regarding these facilities as of January 31, 2000.

                                                              APPROXIMATE
                                                                SQUARE
LOCATION                                                        FOOTAGE
--------                                                      -----------
Alexandria, VA..............................................     60,300
Alexandria, VA(1)...........................................      7,300
Anaheim, CA.................................................     26,800
Brossard, Quebec............................................      5,400
Cherry Hill, NJ.............................................     21,000
Chicago, IL.................................................     24,100
Denver, CO(2)...............................................     22,000
Fairfax, VA(3)..............................................     17,500
Garland, TX.................................................     16,400
Hurst, TX...................................................     21,600
Houston, TX.................................................     26,700
Las Vegas, NV...............................................     20,000
Laval, Quebec...............................................     13,100
Laurel, MD..................................................     38,100
Los Angeles, CA.............................................     46,700
Lowell, MA..................................................     20,300
Madison Heights, MI.........................................     29,500
Manassas, VA(3).............................................     89,200
Marietta, GA................................................     16,100
Montreal, Quebec............................................     44,900
Norcross, GA................................................     26,900
Paramus, NJ.................................................     26,500
Philadelphia, PA............................................     29,000
Pittsburgh, PA..............................................     28,900
Plymouth Meeting, PA(4).....................................     32,800
San Francisco, CA...........................................     22,000
San Jose, CA(5).............................................     20,000
Schaumburg, IL..............................................     30,000
Somerville, MA..............................................     33,200
South Plainfield, NJ........................................     20,000
Woodhaven, PA...............................................     21,500
                                                               --------
Total.......................................................    857,100
                                                               ========

---------------
(1) This was an additional administrative facility primarily used for employee training. Effective May 2000, this facility was subleased to a third-party.

(2) We had executed a lease for this space expected to begin in October 2000 with the intent to open a new Learning Center at the location in the future.

(3) CLC's corporate headquarters moved from Fairfax, VA to a facility adjacent to the new Manassas, VA school location (consisting of 15,000 square feet) in March 2000. CLC's existing Manassas Learning Center (consisting of 20,200 square feet) will move to the new Manassas, VA facility (consisting of 54,000 square feet) during May 2000.

(4) Two locations, one (consisting of 3,200 square feet) for administrate support personnel only, the other (consisting of 29,600 square feet) represents a Learning Center location.

(5) We expect to close this location by August 2001. The lease expires in December 2001.

     Learning Center site selection is based upon a number of factors, including population density, incomes, occupations, education levels, projected demand for our programs, concentration of technology-oriented employers and applicable state and accrediting agency requirements. We believe our facilities are suitable, adequate and well utilized.

ITEM 3.  LEGAL PROCEEDINGS

  Active Litigation

     On May 5, 1998, a class action lawsuit was filed against CLC in the Superior Court of New Jersey in Bergen County, New Jersey. The complaint alleges, among other things, that our Learning Centers in New Jersey failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated certain provisions of the New Jersey Consumer Fraud Act. On November 19, 1999, the Court certified a class consisting of all persons who, during the six years immediately preceding the commencement of this action, had enrolled in a course or courses of study, education or training provided by CLC at our New Jersey locations for which they incurred tuition expenses. On December 6, 1999, CLC filed a motion with the Appellate Division of the Superior Court of New Jersey to appeal the November 19, 1999 decision to certify a class. On January 19, 2000, that motion was denied. We are unable to estimate the outcome of the matter or any potential liability.

     On July 9, 1999, a class action lawsuit was filed against CLC in the Court of Common Pleas in Philadelphia County, Pennsylvania, on behalf of all students who attended the Learning Center located on Market Street in Philadelphia within six years of July 9, 1999, who have not obtained employment in a computer-related job through our placement services. On August 2, 1999, the case was removed to the United States District Court for the Eastern District of Pennsylvania. On October 12, 1999, the United States District Court for the Eastern District of Pennsylvania remanded the case to the Court of Common Pleas in Philadelphia County, Pennsylvania. The complaint alleges, among other things, that this Learning Center failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated certain provisions of the Pennsylvania Unfair Trade Practices and Consumer Protection Law. We are unable to estimate the outcome of the matter or any potential liability.

     Between June 1, 1998 and October 31, 1999, CLC was named as defendant in three other lawsuits in Texas and New Jersey by individual students or groups of students who formerly attended one of our Learning Centers. In two of these lawsuits, various present and former officers, directors and employees of CLC have also been named as defendants. The complaints allege, among other things, that our affected Learning Centers failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, and student outcomes and violated certain provisions of the applicable state consumer laws. We are unable to estimate the outcome of these matters or any potential liability.

     In addition to the lawsuits discussed above, CLC is a defendant in a number of civil lawsuits involving current and former employees, which we consider incidental to our business and unlikely to have a material effect on our business, financial condition and future operations. However, there can be no assurance that these matters will not have a material adverse effect on our results of operations in a future period, depending in part on the results for such period.

     We intend to defend CLC vigorously in the lawsuits referred to above; however, there can be no assurance that we will be successful in defending CLC in any of these proceedings. Even if we prevail on the merits in such litigation, we expect to continue to incur significant legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on our business, financial condition and results of operations.

     There can be no assurance that additional significant legal proceedings will not be filed or that adverse action will not be initiated against us, either by federal or state regulators, or other parties. Any such legal proceedings or adverse action could have a severe impact on our business, financial condition and results of operations.

  Settled Litigation

     During fiscal year 1999 and 2000, CLC was named as defendant in five other lawsuits in California, Michigan, Texas and Virginia by individual students or groups of students who formerly attended one of our Learning Centers. The complaints alleged, among other things, that our affected Learning Centers failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, and student outcomes and violated certain provisions of the applicable state consumer laws. During the course of fiscal 2000, these cases were settled resulting in aggregate payments to the former students of immaterial amounts. Settlement expenses are combined with legal fees and included within general and administrative expenses in the consolidated financial statements.

     The Attorney General of Illinois filed a complaint against CLC in Circuit Court in Cook County, Illinois, on March 10, 1998, asserting that we had violated the Illinois Private Business and Vocational Schools Act and the Illinois Consumer Fraud and Deceptive Business Practices Act (the "Acts") at our Schaumburg, Illinois Learning Center. The complaint alleged that at the Schaumburg Learning Center, we failed to provide certain educational services and resources and misrepresented certain information respecting services, resources, occupational opportunities and student outcomes. On June 8, 1998, we reached an agreement with the Attorney General settling the litigation in the form of a final judgment and Consent Decree approved by the court ("Consent Decree"). The settlement includes payment of a voluntary contribution of $90,000 to the Attorney General's consumer education fund, a provision annually for a four year period of $95,000 worth of computer hardware and software to schools, programs, community sites and other non-profit and public institutions in the Chicago area designated by the Attorney General, and $10,000 worth of training in computer skills annually at our Schaumburg or Chicago Learning Centers for teachers and other community based personnel to enable them to make effective use of the computer equipment. We also agreed to take certain measures to assure compliance with state regulatory requirements, and to establish an ombudsman program and binding arbitration for the resolution of certain student complaints. We have implemented the measures called for under the first and second years of the Consent Decree. Failure by us to continue to comply with the terms of the Consent Decree could result in adverse action against the Learning Centers located in Illinois, including suspension or termination of our licenses to operate within Illinois and other sanctions. The loss of operating authority in Illinois could have a material adverse effect on CLC.

     On March 13, 1998, a class action lawsuit was filed against CLC in the United States District Court for the Central District of California on behalf of all purchasers of CLC Common Stock from October 31, 1997 through March 10, 1998. Over the following two months, eight additional similar cases were filed in United States District Courts. The complaints alleged violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also alleged that CLC insiders realized profits by trading their shares of CLC stock while in possession of material adverse information. All of these shareholder lawsuits were consolidated and transferred to the United States District Court for the Eastern District of Virginia. We entered into a settlement agreement with the plaintiffs in February 1999, whereby we settled these allegations and agreed to compensation to members of the plaintiffs' class. The terms of the settlement, which received final judicial approval on July 9, 1999 and have been approved by the plaintiffs, provided for the payment of $3.0 million in cash ($2.35 million was covered by our insurance policy) and the issuance of 550,000 shares of CLC Common Stock, subject to certain price protection features, which resulted in an additional 463,152 shares of CLC Common Stock being issued to guarantee a total settlement of $7.5 million. All cash settlements were paid in fiscal 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of CLC during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     Our Common Stock is traded on the NASDAQ National Market under the symbol "CLCX." The following table sets forth the high and low sales prices for the Common Stock reported by NASDAQ for the periods indicated.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR 1999:
  First Quarter.............................................  $39.38   $ 8.63
  Second Quarter............................................   30.63    11.13
  Third Quarter.............................................   28.25     4.50
  Fourth Quarter............................................   12.75     4.69

FISCAL YEAR 2000:
  First Quarter.............................................  $ 7.13   $ 4.00
  Second Quarter............................................    6.47     3.69
  Third Quarter.............................................    5.88     2.94
  Fourth Quarter............................................    4.19     1.75

     These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     At May 11, 2000, there were approximately 121 holders of record of our Common Stock. We estimate that, including shareholders whose shares are held in nominee accounts by brokers, there are approximately 7,400 total holders of our Common Stock.

     We have never paid cash dividends on our Common Stock and we do not anticipate paying cash dividends in the foreseeable future. It is the current policy of our Board of Directors to retain earnings to finance the operations and expansion of CLC's business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial and operating data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K. The Consolidated Statements of Operations for each of the three years in the period ended January 31, 2000 and the Consolidated Balance Sheets as of January 31, 2000 and 1999, and the independent accountant's report thereon are included in Item 8 of this Form 10-K.

                                                              YEAR ENDED JANUARY 31,
                                               ----------------------------------------------------
                                                          1999(a)    1998(a)    1997(a)    1996(a)
                                                 2000     RESTATED   RESTATED   RESTATED   RESTATED
                                               --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues.....................................  $134,640   $$144,189  $95,761    $63,480    $45,849
                                               --------   --------   -------    -------    -------
Costs and expenses:
  Costs of instruction and services..........   100,252     93,802    53,845     35,405     26,041
  Selling and promotional....................    21,315     21,729    15,289     11,407      7,884
  General and administrative.................    17,299     15,614     7,657      5,584      4,052
  Provision for doubtful accounts............     8,911      8,388     4,794      3,084      2,613
  Amortization of intangible assets..........       562        558       362        362        363
                                               --------   --------   -------    -------    -------
                                                148,339    140,091    81,947     55,842     40,953
                                               --------   --------   -------    -------    -------
(Loss) income from operations................   (13,699)     4,098    13,814      7,638      4,896
Litigation settlement expense................        --     (5,599)       --         --         --
Interest (expense) income, net...............      (249)       513     1,391        721        (96)
Gain on sale of investment securities........        --        279        --        332         --
                                               --------   --------   -------    -------    -------
(Loss) income before income taxes and
  cumulative effect of accounting change.....   (13,948)      (709)   15,205      8,691      4,800
(Benefit from) provision for income taxes....    (5,827)      (383)    6,234      3,370      1,997
                                               --------   --------   -------    -------    -------
(Loss) income from operations before
  cumulative effect of accounting change.....    (8,121)      (326)    8,971      5,321      2,803
Cumulative effect of accounting change.......        --       (245)       --         --         --
                                               --------   --------   -------    -------    -------
Net (loss) income............................  $ (8,121)  $   (571)  $ 8,971    $ 5,321    $ 2,803
                                               ========   ========   =======    =======    =======
Earnings (loss) per share
     Basic...................................  $  (0.45)  $  (0.03)  $  0.56    $  0.39         --(b)
                                               ========   ========   =======    =======    =======
     Diluted.................................  $  (0.45)  $  (0.03)  $  0.52    $  0.35    $  0.25
                                               ========   ========   =======    =======    =======
Weighted average number of shares
  outstanding --
     Basic...................................    18,061     17,318    15,893     13,719         --(b)
                                               ========   ========   =======    =======    =======
     Diluted.................................    18,061     17,318    17,189     15,018     11,393
                                               ========   ========   =======    =======    =======

                                                                 JANUARY 31,
                                              --------------------------------------------------
                                                2000     1999(A)    1998(A)    1997(A)   1996(A)
                                              --------   --------   --------   -------   -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................  $  7,819   $  7,691   $ 24,377   $26,950   $ 8,260
Total current assets........................    73,957     78,389     78,617    59,016    29,776
Total assets................................   124,308    132,507    116,529    76,565    40,481
Total current liabilities...................    72,397     71,016     62,316    35,749    22,586
Long term liabilities.......................     6,752      8,649      5,167     2,124     1,559
Total stockholders' equity..................    45,159     52,842     49,046    38,692    16,336

---------------
(a) See Note 2 of Item 8, "Consolidated Financial Statements and Supplementary Data," regarding restatement of fiscal 1999 and prior financial statements.
(b) Basic earnings per share is not presented for fiscal 1996 as such amount does not present a meaningful comparison to fiscal 1997 thru 2000 amounts due to the differing capital structures as a result of public offerings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should keep in mind the following points as you read this report:

     - References in this document to "we," "us," "our" and "CLC" refer to Computer Learning Centers, Inc. and its subsidiaries.

     - The term "Learning Center" refers to an individual school owned and operated by CLC. The terms "institution" (in singular or plural form) refer to a main campus or school and its additional locations or branch campuses, if any.

     - References in this document to "fiscal 2001," "fiscal 2000," "fiscal 1999" and "fiscal 1998" refer to the years ended January 31, 2001, 2000, 1999 and 1998, respectively.

     - References in this document to "Department of Education" or "Department" refer to the U.S. Department of Education.

     The following discussion should be read with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.

  Background and Overview

     We provided information technology education and training to over 13,600 students in fiscal 2000. CLC provides programs and courses to meet current information technology education needs, offering instruction in rapidly growing technologies such as client/server, internet, database, networking and object-oriented programming through its twenty-eight locations throughout the United States and Canada.

     During fiscal 2000, we derived approximately 98% of revenues from Learning Centers course tuition, with the remaining revenues derived from sales of books, interest on CLC loans to our students and fees charged directly to students. We enroll students on a monthly basis and deliver our curricula over an 8- to 17-month period for "day" students and over a 15- to 21-month period for "evening" students. Our revenues in any period are directly related to the number of enrolled students (or student population), the number of new enrollments and the student retention rate.

     The majority of our students qualify for financial assistance under various government-supported student financial aid programs, especially the Title IV Programs. We are highly dependent on the continued availability of government-supported student financial aid.

     We manage the collection risks associated with student accounts receivable for withdrawn and graduate students by utilizing an in-house centralized credit and collection function staffed with personnel whose primary responsibility is the collection effort. The collection effort includes reviewing internally produced reports detailing student accounts receivable balances, following up on student delinquencies via telephone and letters as well as employing other activities related to collection. We make available to qualifying students alternative financing arrangements ("CLC financing"), which help fund their education. Dependent upon the creditworthiness of the individual, CLC financing may be offered to assist students with meeting their financial obligations related to attending our schools. We require students receiving CLC financing to make regular monthly payments. Depending on the level of financing extended to students, payment plans offered generally range from six months to three years. All amounts due to CLC in periods beyond one year are classified as long-term receivables. Additionally, our employees help students overcome financial obstacles to completing their educational programs by assisting students in finding part-time employment when their own resources, CLC financing and Title IV financial aid are not adequate to meet their financial needs.

     Costs of instruction and services consist primarily of costs related to the delivery and administration of CLC's programs, including faculty compensation, salaries for administrative personnel who provide services directly to students, the costs of educational materials sold, facility leases and related occupancy costs, equipment rental and depreciation and amortization of Learning Centers property and equipment. Selling and promotional costs consist primarily of advertising, admission representative salaries and benefits and other costs related to the selling and promotional functions. General and administrative costs consist primarily of salaries for administrative personnel, occupancy costs, depreciation and amortization of property and equipment, legal expenses and other related costs for functions such as executive management, corporate accounting, human resources, regulatory compliance, product strategy and curricula development, new business development and other functions that do not provide direct services to our students. Provision for doubtful accounts represents our estimate of student accounts receivable balances, that we will be unable to collect. Amortization of intangible assets consists primarily of amortization of capitalized costs of original Department of Education certifications.

RESULTS OF OPERATIONS

     The following table sets forth certain items from our consolidated statements of operations as a percentage of revenues for the periods indicated.

                                                                   FOR THE YEARS ENDED
                                                                       JANUARY 31,
                                                              -----------------------------
                                                                       1999(A)     1998(A)
                                                              2000     RESTATED    RESTATED
                                                              -----    --------    --------
Revenues....................................................  100.0%    100.0%      100.0%
                                                              -----     -----       -----
Costs and expenses:
Costs of instruction and services...........................   74.5      65.1        56.2
Selling and promotional.....................................   15.8      15.1        16.0
General and administrative..................................   12.8      10.8         8.0
Provision for doubtful accounts.............................    6.6       5.8         5.0
Amortization of intangible assets...........................    0.4       0.4         0.4
                                                              -----     -----       -----
                                                              110.1      97.2        85.6
                                                              -----     -----       -----
(Loss) income from operations...............................  (10.1)      2.8        14.4
Litigation settlement expense...............................     --      (3.9)         --
Interest (expense) income, net..............................   (0.2)      0.4         1.5
Gain on sale of investment securities.......................     --       0.2          --
                                                              -----     -----       -----
(Loss) income before income taxes and cumulative effect of
  accounting change.........................................  (10.3)%    (0.5)%      15.9%
                                                              =====     =====       =====

---------------
(a) See (a) on page 24.

  Fiscal 2000 Compared with Fiscal 1999

     Revenues decreased approximately 7% to $134.6 million for fiscal 2000 from $144.2 million for fiscal 1999 primarily due to a decrease in our student population. The number of students attending Learning Center programs as of January 31, 2000 decreased 8.5% to 10,158 from 11,095 at the end of fiscal 1999.

     When evaluating enrollment growth, we view all Learning Centers opened or acquired during the last two fiscal years (current and preceding) as "new centers" (eight Learning Centers in fiscal 2000) in order to account for the start-up period inherent in new Learning Center openings. Learning Centers opened for more than two fiscal years are "same centers" (twenty Learning Centers in fiscal 2000). The following table shows a comparison of student enrollments in new centers and same centers:

                                                                FISCAL YEAR
                                                              ---------------   INCREASE/
                                                               2000     1999    (DECREASE)    %
                                                              ------   ------   ----------   ---
New centers.................................................   2,512    2,086        426      20%
Same centers................................................  10,204   12,251     (2,047)    (17%)
                                                              ------   ------     ------     ---
          Total.............................................  12,716   14,337     (1,621)    (11%)
                                                              ======   ======     ======     ===

     Accounts receivable, (both long and short-term), decreased 9% as compared to the revenues decrease of 7%. The larger percentage decrease in accounts receivable as compared to revenue can be attributed to the following:

     When students enroll in CLC, accounts receivables are established for the balance of course tuition (however, only for the current year of multi-academic year programs) with a corresponding amount recorded as deferred revenue. While the accounts receivable balance may be paid at any time during the course, deferred revenue is recognized ratably as tuition revenue over the period of instruction, regardless of when accounts receivable are paid.

     Since accounts receivable increases immediately by the full tuition when students enroll, while tuition revenues are earned ratably over the period of instruction, there will not be a direct correlation between the percentage increases in tuition revenues (and correspondingly deferred revenues) and in accounts receivable balances. This "lag" effect of revenues to receivables is further pronounced during the initial operations of a new Learning Center since tuition revenues will be minimal when compared to the corresponding accounts receivables. Additionally, Learning Centers in their second year of operations (those opened in fiscal 1999) contribute significantly to the lag effect due to the large levels of growth occurring in year two versus year one of operations. Conversely, in periods of declining enrollments of the larger and more established Learning Centers (as experienced in fiscal 2000), the relative percentage of accounts receivable reduction will be greater than the relative percentage of revenue reduction. The following summarizes the actual Learning Center openings and acquisitions for the last three fiscal years.

                                                              FISCAL   FISCAL   FISCAL
SCHOOL OPENINGS/ACQUISITIONS                                   2000     1999     1998
----------------------------                                  ------   ------   ------
First Quarter...............................................   --        5       --
Second Quarter..............................................    1        1        2
Third Quarter...............................................   --       --        1
Fourth Quarter..............................................   --        1        3
                                                                --       --       --
Total.......................................................    1        7        6
                                                                ==       ==       ==

     Costs of instruction and services increased 7% to $100.3 million in fiscal 2000 from $93.8 million in fiscal 1999 due primarily to approximately $3.0 million of costs at our Norcross, GA and Las Vegas, NV Learning Centers, as well as general increases in instructional salaries. Costs of instruction and services consist primarily of compensation and related benefits, facility costs (including rent and depreciation) and textbook and other instructional materials. Instruction costs and services as a percentage of revenues increased to 74.5% in fiscal 2000 from 65.1% in fiscal 1999. This increase in cost of instruction and services as a percentage of revenue is primarily attributable to the costs incurred at our new centers, lower enrollments during fiscal 2000 at several of our more established Learning Centers, and increased costs in anticipation of growth that was not achieved at expected levels. Certain expenses of our Learning Centers are fixed in nature, such as costs of facilities and administrative support, while other expenses are variable, such as textbook expenses and additional instructor salaries. Lower enrollments at our more established U.S. Learning Centers resulted in a higher ratio of cost of instruction due to decreased revenues without a corresponding decrease in fixed costs. Same center enrollments have declined 17% in fiscal 2000 versus fiscal 1999. The decline in same center enrollments has been greatest in terms of number of students at our Learning Centers in Houston, TX, the Chicago area, the Washington, DC area and in Southern California which have had enrollment declines of 56%, 33%, 31% and 31%, respectively, for fiscal 2000 compared to fiscal 1999. We attribute the decreases in enrollments to negative publicity generated by various regulatory actions, optimizing of class sizes and a reduced lead conversion rate at these centers.

     Selling and promotional expenses decreased 2% to $21.3 million in fiscal 2000 from $21.7 million in fiscal 1999. We have expanded our geographic coverage of advertising with the increase in number of cities CLC is now located. However, we have offset this increase by cutting back in the breadth of our advertising and expending our resources on those mediums that prove most successful. Selling and promotional expenses as a percentage of revenues increased to 15.8% in fiscal 2000 from 15.1% in fiscal 1999.

     General and administrative expenses increased 11% to $17.3 million in fiscal 2000 from $15.6 million in fiscal 1999. Severance costs of our former chief executive officer and chief financial officer account for approximately $674,000 of this increase. Also contributing to this increase is approximately $720,000 of costs related to developing a new proprietary administrative software system, and $300,000 of increased legal fees and other legal expenses incurred in defense of lawsuits brought by former students and employees of certain Learning Centers and other regulatory matters. General and administrative expenses as a percentage of revenues increased to 12.8% in fiscal 2000 from 10.8% in fiscal 1999.

     Provision for doubtful accounts increased 6% to $8.9 million in fiscal 2000 from $8.4 million in fiscal 1999. Provision for doubtful accounts as a percentage of revenues increased to 6.6% in fiscal 2000 from 5.8% in fiscal 1999. We attribute this increase to a shift in student enrollments to higher priced tuition programs, which typically have higher amounts of self-pay accounts receivable after application of applicable financial aid. The self-pay accounts receivable have historically had lower collection rates than loans from third-party lenders.

     In fiscal 1999, we provided $5.1 million for CLC's obligation related to a shareholder litigation settlement agreed to in February 1999. In addition to the settlement obligation, the Company incurred $0.5 million of legal defense costs during fiscal year 1999 in excess of reimbursements from its insurance carrier.

     We incurred net interest expense of $249,000 for fiscal 2000, compared to net interest income of $513,000 for fiscal 1999, primarily as a result of a substantial increase in our borrowings under our credit facility coupled with a reduction of our average available cash balances.

     CLC's effective tax rate decreased to 42% in fiscal 2000 from 54% in fiscal 1999. The fiscal 2000 rates reflect greater losses (on an absolute basis) in our U.S. operations than the operating income contributed by our Canadian subsidiaries. Thus, the consolidated effective rate more closely approximates our U.S. effective tax rate than those experienced in fiscal 1999.

  Fiscal 1999 Compared with Fiscal 1998

     Revenues increased 51% to $144.2 million for fiscal 1999 from $95.8 million for fiscal 1998 primarily due to an increase in enrollments at our new Learning Centers including the opening of four new Learning Centers in fiscal 1999. In addition to the opening of the four new Learning Centers, we acquired five Learning Centers in the fourteen-month period ending January 31, 1999, two in Quebec, Canada and the others in Paramus, NJ and Somerville and Methuen, MA.

     The number of students attending Learning Center programs as of the end of the year increased 10% to 11,095 in fiscal 1999 from 10,112 in fiscal 1998, which was the result of student enrollment growth of 11%. In fiscal 1999, enrollments at the fourteen Learning Centers opened for more than two fiscal years declined 20% to 9,618 from 12,031 students in fiscal 1998. Enrollments at the thirteen Learning Centers opened or acquired during the last two fiscal years increased by 3,800 to 4,719 from 919 students in fiscal 1998.

     Accounts receivable, (both long and short-term), increased 21% as compared to the revenues increase of 51%. The larger percentage increase in revenue as compared to accounts receivable can be attributed to the lag effect previously described.

     Costs of instruction and services increased 74% to $93.8 million in fiscal 1999 from $53.8 million in fiscal 1998 due primarily to the direct costs necessary to support the increase in student population. These direct costs consist primarily of compensation and related benefits, and depreciation. Instruction costs and services as a percentage of revenues increased to 65.1% in fiscal 1999 from 56.2% in fiscal 1998. This increase is primarily attributable to the start up of four Learning Centers since January 1998, lower enrollments during fiscal 1999 at several of our more established Learning Centers, the elimination of new enrollments at Advantec Institutes as retail operations of their programs were phased-out, and increased expense profiles of acquisitions with respect to revenues generated at those Learning Centers. Due to the start-up period inherent in Learning Centers open less than one year, the ratio of cost of instruction and services to revenues generated typically is very high as fixed costs typically exceed revenues during their first year. Lower enrollments at some of our more established Learning Centers resulted in a higher ratio of cost of instruction due to decreased revenues without a corresponding decrease in fixed costs.

     Selling and promotional expenses increased 42% to $21.7 million in fiscal 1999 from $15.3 million in fiscal 1998 due primarily to increased marketing and advertising necessary to support the growth in student enrollments as well as to support the increase in the number of Learning Center locations. Selling and promotional expenses as a percentage of revenues decreased to 15.1% in fiscal 1999 from 16.0% in fiscal 1998 primarily due to increased efficiencies associated with our marketing.

     General and administrative expenses increased 104% to $15.6 million in fiscal 1999 from $7.7 million in fiscal 1998, primarily as a result of increasing the level of infrastructure needed to support the growth of the business. Also impacting the relative increase was increased legal fees associated with regulatory matters coupled with the payment of student refunds and related costs of $2.2 million associated with concluding these issues. General and administrative expenses as a percentage of revenues increased to 10.8% in fiscal 1999 from 8.0% in fiscal 1998.

     Provision for doubtful accounts increased 75% to $8.4 million in fiscal 1999 from $4.8 million in fiscal 1998, primarily due to the increase in revenues of 51% and related accounts receivable balances. Provision for doubtful accounts as a percentage of revenues increased to 5.8% in fiscal 1999 from 5.0% in fiscal 1998. We attribute this increase to a shift in student enrollments to higher priced tuition programs, which typically have higher amounts of self-pay accounts receivable after application of available financial aid. The self-pay receivables have historically had lower collection rates than loans from traditional third-party lenders.

     We provided $5.1 million for our obligations related to a shareholder litigation settlement agreed to in February 1999. In addition to the settlement obligation, we incurred $0.5 million of legal defense costs during fiscal 1999 in excess of reimbursements from our insurance carrier.

     We realized net interest income of $0.5 million for fiscal 1999, compared to net interest income of $1.4 million for fiscal 1998, primarily as a result of the reduction of cash balances.

     CLC's effective income tax rate increased to 54% in fiscal 1999 from 41% in fiscal 1998. This is a result of relative higher tax rates applied to losses sustained our U.S. operations principally offset by income from operations of our Canadian subsidiary. The statutory rates in Quebec, Canada, are lower than those of our U.S. operations on a weighted average basis.

CYCLICAL PATTERN OF ENROLLMENTS

     New enrollments in Learning Center programs tend to be higher in the third and fourth fiscal quarters than in the first and second fiscal quarters because the third and fourth quarters include the times of year traditionally associated with the beginning of school semesters. We believe CLC is less affected by this seasonal pattern than many other educational institutions because we permit students to enroll in Learning Center programs in any month of the year. In addition, the impact of seasonality in new enrollments on results of operations has been moderated to some extent by growth in the prior years in the number of students attending Learning Center programs, the varying lengths of such programs, and Learning Centers opened during fiscal 1999 and 1998.

HEIGHTENED CASH MONITORING

     The Department of Education has discretion to alter the way it provides Title IV Program funds to participating institutions. It may transfer an institution from the "advance" system of payment of Title IV Program funds, under which an institution receives funding from the Department in advance based on anticipated need, to the "reimbursement" system of payment, under which an institution must disburse funds to students and document their eligibility for Title IV Program funds before receiving funds from the Department.

     The Department may also impose a modified requirement known as "heightened cash monitoring." On April 6, 1998, the Department placed all our U.S. Learning Centers on heightened cash monitoring status I

("HCM1"), based on the Department's monitoring of litigation then pending against us (refer to Item 3, "Legal Proceedings") and certain student complaints lodged against us or individual Learning Centers. Under HCM1, the Learning Centers have continued to receive all of the Title IV Program funds to which their students are entitled, but the funds are drawn after they have been credited to student accounts and we are required subsequently to provide supporting documentation to the Department. The Department does not consider HCM1 to represent either an adverse or punitive action. This action by the Department has not had any effect on the availability of Title IV funding to our students, nor has it had a material effect on our cash flow or operating results. This requirement has led to delays (estimated by us as generally two to three days) in the timing of our cash receipts, but has not impaired our business operations.

     On March 8, 2000, the Department notified us that it was placing all our U.S. Learning Centers on heightened cash monitoring status II ("HCM2"). HCM2 does not affect the ability of Learning Centers to obligate Title IV funds or the ability of their students to receive all applicable forms of Title IV Program aid. However, under HCM2, Learning Centers are required to document to the Department each student's eligibility for Title IV Program funding before being reimbursed by the Department for funds which we must advance to the eligible students. Under HCM2, we submit to the Department information supporting Title IV Program awards and disbursements of the affected Learning Centers every thirty days. The Department then selects a sample of those awards for which we are required to submit extensive documentation proving student eligibility. Those documents are reviewed by the Department, a process that customarily requires a minimum of thirty days. We expect that HCM2 would delay the timing of Title IV cash flows for approximately 75 days.

     The Department stated that this action was based on information obtained during its Alexandria, VA, Manassas, VA and Laurel, MD program reviews, which indicated that we had failed to make refunds for some students and had failed to make refunds on a timely basis for other students. We vigorously disputed the Department's basis for this action and explained the significant adverse financial effects such action would have. On March 14, 2000, we reached an agreement with the Department resulting in a modification of the terms of its March 8 action. The key terms of the agreement are that only our Alexandria, VA and Laurel, MD Learning Centers would be placed on HCM2, that our remaining Learning Centers would continue on HCM1 with the condition that we submit additional reports and documentation in conjunction with their future Title IV funds requests, and that we must engage an independent accountant to attest to the compliance with Title IV regulations of refunds and returns of funds at all of our Title IV eligible Learning Centers (the "Special Attestation"). we expect that this action will have a significant impact on the timing of the cash flows at these Learning Centers and estimate the impact of the 75 day delay will approximate $3 million.

     The Special Attestation required by the Department as part of the March 14, 2000 agreement relates to the review of the payment of refunds and other returns of federal funds by all of our Title IV eligible Learning Centers for the seven-month period ended January 31, 2000. The results of the Special Attestation must be submitted to the Department by June 1, 2000.

     As part of the March 14, 2000 agreement, the Department agreed it "will re-evaluate CLC's funding methods upon the receipt and review of the Special Attestation, and upon review of CLC's overall compliance with Title IV statutory and regulatory requirements." We believe should the Special Attestation substantiate compliance with Title IV requirements acceptable to the Department and with our continued compliance with Title IV Program requirements, the Department may return some or all of our Learning Centers to the "advance" system of payment. However, should the Special Attestation demonstrate noncompliance with Title IV Program requirements in excess of rates tolerable by the Department, the Department may take additional actions against us, including the possibility of placing additional Learning Centers on HCM2. If the Department initiates any further adverse actions against us, including a change in status from HCM1 to HCM2 for any of our Learning Centers, CLC could be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     During the last three fiscal years, CLC has financed its operating and capital expenditure requirements principally through a combination of cash on hand and cash provided by operating activities and bank borrowings. Cash (used in) provided by operating activities for fiscal 2000, 1999 and 1998 was $(261,000), $(2.3) million, and $16.2 million, respectively.

     Our principal sources of funds at January 31, 2000 were cash and cash equivalents of approximately $7.8 million and net current accounts receivable of $51.1 million. Additionally, we had a credit agreement with a bank that provided for a $15.0 million (as amended, from $12.0 million) revolving credit facility, expiring in February 2001. We have granted the bank a security interest in substantially all of our assets. The interest on the facility was based on the bank's U.S. prime rate plus one percent. The bank's prime rate was 8.5% at January 31, 2000. We had borrowings outstanding of approximately $11.0 million on our line of credit as of January 31, 2000. In addition, the Company had outstanding letters of credit of $4.0 million primarily to the Department of Education, and an insurance company, for surety bonds required by various states and to our lessors on behalf of certain Learning Centers. These outstanding letters of credit reduced the amount available under the credit facility.

     We obtained an amendment of our credit facility from our bank on January 29, 2000. The terms of the amendment temporarily increased the facility from $12 million to $15 million on that date. The credit agreement, as amended required maintenance of certain financial ratios and contained other restrictive covenants including limitations on purchases and sales of assets. As of January 31, 2000, we failed to meet three of the four financial ratio requirements and certain non-financial covenants. We obtained a waiver of these covenant violations from our lender in May 2000. We are in compliance with all other covenants as of and for the year ended January 31, 2000. We are also required to maintain a certain financial responsibility score and satisfy other measures to maintain compliance with regulatory standards. As of January 31, 2000, we fell below certain minimum measures for certain institutions and for CLC as a whole. If our financial condition continues to deteriorate, we may no longer be able to meet minimum regulatory standards which could lead the Department to place additional Learning Centers on HCM2 or require that we post an additional letter of credit on behalf of some or all of our Learning Centers.

     We obtained an amendment of our credit facility from our lender dated May 15, 2000. This amendment separates the maximum amount of letters of credit we may extend from the maximum borrowing capacity of the facility. The borrowing capacity was established at $9.2 million with scheduled reductions through November 1, 2000 when the maximum borrowing capacity will be $2.5 million. We have pledged our expected income tax refunds of $6.1 million for immediate prepayment on this facility. Both the facilities expire on May 31, 2001. In addition, the interest rate on outstanding balances increases to the bank's U.S. prime rate plus two percent with a facility charge of up to 3% dependent on the outstanding borrowings. We have extended approximately $3.3 million in letters of credit at May 15, 2000. The amendment provides for $3.3 million as the maximum limit for the facility through July 31, 2000 and reduces to $2.6 million thereafter. Furthermore, the financial ratio covenants were modified to include only a fixed charge ratio and a minimum tangible net worth requirement.

     As previously discussed, we began operating under HCM2 procedures at two of our Learning Centers as of March 14, 2000. These procedures delay the receipt of Title IV Program funding for approximately 75 days. While implementing these procedures with the Department, we have experienced a delay in Title IV Program funding for two of our other Learning Centers, since they are a part of the same institution or campus group. We estimate that this delay has required us to use additional working capital to fund operations during the delay period of approximately $3 million.

     Historically, our investment activity has primarily consisted of capital asset purchases. Capital expenditures, including expenditures for furniture, computer software and hardware and tenant improvements related to new Learning Centers, were $7.7 million, $18.4 million, and $19.6 million for fiscal 2000, 1999, and 1998, respectively. CLC leases all of its facilities under operating lease agreements. We continue to expand current facilities and upgrade equipment, as necessary; however, we do not expect to open any new Learning Centers during fiscal 2001. We expect fiscal 2001 capital expenditures to be approximately $2.6 million.

     A majority of our revenues are derived from tuitions funded by the Title IV Programs. Disbursement of Title IV Program funds is dictated by federal regulations. For students enrolled in programs of one academic year or less in length, disbursements generally are made in two equal increments, one in the first 35 days following the student's enrollment in a program and the second when the student reaches the midpoint of the program. For students enrolled in programs greater than one academic year in length, disbursements also are made at the beginning and midpoint of the subsequent academic year. Although the timing of loan disbursements to CLC is subject to a student's directions to the lender and to existing regulatory requirements regarding such disbursements, we typically receive student loan funds upon their disbursement by the lender. During fiscal 2000, we collected approximately $125.0 million, of accounts receivable, which was utilized for various operating activities and capital expenditures.

     On April 17, 2000, we made a decision to close our San Jose, CA Learning Center. This school had 114 students as of March 31, 2000 and accounted for approximately $1.9 million and $3.5 million of our revenue in fiscal 2000 and 1999, respectively. We decided to close this school as it had contributed approximately $(1.1) million to CLC's pre-tax operating loss in fiscal 2000 and our evaluation of the market indicates that this school could not return to profitable operations. This Learning Center will continue to teach existing students through approximately July 31, 2001.

     We continuously review our cash flow, and seek strategies to provide favorable returns on our capital. Our Board of Directors authorized a program to repurchase up to 1,000,000 shares of our Common Stock over a two-year period ending August 31, 2000. As of April 29, 2000, we had not purchased any stock under this program and the terms of our credit facility restrict us from making any future purchases of our Common Stock. We were required to issue 1,013,152 shares of our Common Stock in settlement of a shareholder lawsuit, which received judicial approval in July 1999.

     We have undertaken the development of a new proprietary administrative software system, which we believe will serve to mitigate deficiencies in our record-keeping systems identified by previous regulatory reviews. We expect to expend approximately $3 million to develop and implement this system, which we anticipate will be completed by January 31, 2001. To date, we have expended approximately $1.9 million to develop and implement this system.

     We have experienced a decline in our working capital over the last several quarterly periods. During this time, we have utilized an increasing amount of our available line of credit with our principal bank and as of January 31, 2000 there were no additional borrowings available under the line. However, when considering our projected enrollments over the next twelve months, we expect our available cash on hand and cash from operating activities will be sufficient to meet our cash requirements for at least the next twelve months (see "Certain Factors That May Affect Future Results -- Financial Condition," contained herein). During this time, we will continue to evaluate all sources of capital available to us, including bank financing or additional equity or debt offerings, to satisfy ongoing working capital and capital expenditure requirements.

YEAR 2000

     We have not experienced any significant disruptions to our financial or operating activities caused by failure of our computerized systems resulting from Year 2000 issues. We do not expect Year 2000 issues to have a material adverse effect on CLC's operations or financial results in fiscal 2001. We estimated that direct costs for CLC's Year 2000 readiness would approximate $300 during fiscal 2000, not including salaries of our employees involved in the process, costs of replacements to our information technology and other equipment in the normal course of operations. Our actual costs did not vary materially from this original estimate.

IMPACT OF INFLATION

     Inflation has not had a significant impact on our historical operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

FINANCIAL CONDITION

     We have experienced a decline in our working capital and available cash balances over the last several quarterly periods. During this time, we have utilized an increasing amount of our available line of credit with our principal bank and as of January 31, 2000, there were no additional borrowings available under the line. In addition, we have utilized significant financial resources to improve and expand existing Learning Centers. These uses of capital combined with the operating losses we have experienced has resulted in a deterioration of our financial condition as evidenced by our declining financial ratios. We have had to seek modification of our credit facility covenants and obtain waivers of these covenants when we have failed to meet the lender's minimum requirements. We are also required to maintain a certain financial responsibility score and satisfy other measures to maintain compliance with regulatory standards. As of January 31, 2000, for certain institutions, as defined by the Department, and for CLC as a whole, we fell below the financial responsibility score and other minimum measures. In order for us to meet our long-term plan of expanding in new and existing markets, we may need additional capital resources either from a financial institution or the capital markets. If we are unable to obtain capital from these or other sources, we may not meet these long-term plans. In addition, if our financial condition continues to deteriorate, we may not meet minimum regulatory standards, which could lead the Department to place additional Learning Centers on HCM2 or require that we post an additional letter of credit on behalf of some or all of our Learning Centers.

LITIGATION

     CLC has been named as defendant in numerous lawsuits filed by former students and employees and other parties. We intend to defend CLC vigorously in these lawsuits; however, there can be no assurance that we will be successful in defending CLC in any of these proceedings. Even if we prevail on the merits in such litigation, we expect to continue to incur significant legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on our business, financial condition and results of operations. Refer to Item 3 -- "Legal Proceedings" herein.

     There can be no assurance that additional legal proceedings will not be filed or that adverse actions will not be initiated against CLC, either by federal or state regulators or other parties. Any such legal proceedings or adverse action could have a severe impact on CLC's business, financial condition and results of operations.

POTENTIAL ADVERSE EFFECTS OF REGULATION

     CLC is dependent on the authorization of the applicable agency or agencies of each state within which a Learning Center is located to allow it to operate and to grant degrees or diplomas to students. State authorization is also required in order for an institution to become and remain eligible to participate in the Title IV Programs. We are subject to extensive and varying regulation in each of the states in which the Learning Centers currently operate.

     The loss of state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the affected Learning Center ineligible to participate in the Title IV Programs, could affect its accreditation and would have a material adverse effect on CLC. Refer to Item 1 -- "Business -- Financial Aid and Regulation" contained herein.

     As educational institutions that participate in various foreign and domestic federal and state financial aid programs, CLC is subject to extensive governmental regulation. In particular, the U.S. Higher Education Act of 1965, as amended, and the regulations promulgated thereunder, subject us and all other higher education institutions eligible to participate in the various Title IV Programs, to significant regulatory scrutiny. The termination or material limitation of the ability of CLC or any of our Learning Centers or its students to participate in government sponsored financial aid programs would have a material adverse effect on CLC.

     The violation of federal requirements governing participation in the Title IV Programs or of state or accrediting agency requirements governing the provision of educational services by CLC or any Learning Center could result in the restriction or loss of a Learning Center's ability to participate in government funding programs or to offer education and training programs. Any such loss or restriction would have a material adverse effect on CLC. For further information on CLC's current regulatory matters, refer to Item 1 -- "Business -- U.S. Department of
Education -- Regulation and Review" and "Business -- State Authorization and Accreditation" contained herein. Any unfavorable outcomes or adverse actions resulting from regulatory reviews could have a material adverse effect on CLC's business, financial condition and results of operations.

POTENTIAL ADVERSE REGULATORY EFFECTS OF CHANGE OF CONTROL

     General Atlantic Corporation ("GAC"), General Atlantic Partners II, L.P. ("GAP") and GAP-CLC Partners, L.P. ("GAP-CLC") (collectively, the "General Atlantic Entities") beneficially own approximately 16.0% of the outstanding shares of our Common Stock. Consequently, the General Atlantic Entities, and GAC in particular, will continue to have significant influence over the policies and affairs of CLC and may be in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to our Certificate of Incorporation and the approval of mergers and sales of our assets.

     Because of the control position of the General Atlantic Entities, any disposition of our Common Stock by the General Atlantic Entities or issuance of stock by us that results in a loss of control by the General Atlantic Entities may give rise to a change of ownership resulting in a change of control of CLC under applicable federal and state regulations and accrediting agency requirements, resulting in potential interruption of the eligibility of Learning Centers to participate in the Title IV Programs. Upon a change of ownership resulting in a change of control of CLC, as defined in the Higher Education Act and the Department of Education's regulations, each Learning Center would have to be recertified to continue to participate in the Title IV Programs with the possible loss of a portion, or all, of its Title IV Program funding during the reapproval period. Refer to Item 1 -- "Business -- Financial Aid and Regulation" contained herein.

CHANGE IN TITLE IV PROGRAM FUNDING ADMINISTRATIVE AGENT

     We utilize a third-party agent to perform maintenance of the required regulatory requirements associated with transfers of Title IV Program funds to our bank accounts. This responsibility will be transferred to a new third-party administrative agent in June 2000. We expect this transfer of responsibility to occur without significant impact on our business. However, should we experience impediments related to this transition, it may result in delays in the timing of our cash receipts, which could result in material adverse effects on our business, results of operations, and financial condition.

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

DEPENDENCE ON NEW PROGRAMS AND LOCATIONS; RISKS ASSOCIATED WITH CHANGES IN TECHNOLOGY AND GROWTH

     The market for our programs and services is characterized by rapidly changing requirements and characteristics. Our ability to develop and offer new programs and services and to open new locations is subject to extensive state and federal regulation and accrediting agency requirements. If we are unable, for financial, regulatory or other reasons, to develop and offer new programs and services in a timely manner in response to changes in the industry, or if programs and services offered by CLC fail to gain or maintain widespread commercial acceptance, our business may be materially and adversely affected.

     We offer training programs and services for rapidly changing information technology. The introduction of information products embodying new technologies and the emergence of new information system standards or services may adversely affect our ability to market CLC's programs and services. This may require us to make substantial expenditures to develop new programs and services and to acquire new faculty, equipment and facilities. If we are unable, for financial, regulatory or other reasons, to make those expenditures or acquisitions, our business may be materially and adversely affected.

     CLC's ability to meet future operating and financial goals will depend upon our ability to successfully implement our financial strategy and meet enrollment growth plans, which will include the introduction of new programs as well as obtaining alternative sources of financing for our students. CLC's success in this area will depend on our ability to find strategic partners, effectively anticipate facility needs and maintain successful admission campaigns. There can be no assurance that we will be able to accomplish or manage this change effectively.

DEPENDENCE UPON KEY EMPLOYEES

     CLC's success depends to a significant extent upon the continued service of its executive officers and other key personnel. Certain of our executive officers are subject to employment or non-competition agreements. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on CLC. CLC's future success will depend in part upon our continuing ability to attract and retain highly qualified personnel. There can be no assurance that we will be successful in attracting and retaining such personnel.

GENERAL

     Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the trading price of CLC's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the education and training industry, changes in earnings estimates and recommendations by analysts or other events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     CLC has minimal exposure to market risks as it relates to effects of changes in interest rates and foreign currency exchange rates. We do not hold or issue derivative financial instruments.

  Interest Rate Risk

     We principally invest our available cash balances in U.S. government securities with maturity dates less than 90 days as well as overnight repurchase agreements with its primary banking institution. These investments are classified as cash and cash equivalents in our financial statements. The fair value of these instruments would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the investments. CLC's credit facility is directly impacted by changing interest rates in the Commercial Prime Rate of its lender. Assuming we maintained a $5 million outstanding loan balance, and an instantaneous increase or decrease of one percentage point in the Commercial Prime Rate, our after-tax earnings would change by $40,000 over a twelve month period. We believe that any material changes to interest rates on sources of loans for our students may have a material effect on enrollments and an indirect effect on our financial condition and results of operation; however, such change would be deemed extraordinary and is not expected to occur in the foreseeable future.

  Foreign Currency Exchange Risk

     We began transacting business in Quebec, Canada upon acquisition of our subsidiary, CLC Delta, in February 1998. We do not currently hedge our exposure to the effects of changes in the exchange rate of the Canadian to U.S. dollar. We experienced an unrealized loss due to foreign currency translation of approximately $11,000 in fiscal 2000 recorded as other comprehensive loss in the consolidated statement of changes in stockholders' equity. We had revenues of approximately $7 million from our Canadian operations during fiscal 2000. Assuming the same level of activity for fiscal 2001, and an instantaneous increase or decrease of ten percent in the Canadian exchange rate, CLC's comprehensive income could change by approximately $91,000 during fiscal 2001.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        COMPUTER LEARNING CENTERS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Statements of Operations for the Years Ended
  January 31, 2000, 1999 and 1998...........................  F-3
Consolidated Balance Sheets at January 31, 2000 and 1999....  F-4
Consolidated Statements of Stockholders' Equity at January
  31, 2000, 1999, and 1998..................................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2000, 1999 and 1998...........................  F-6
Notes to Consolidated Financial Statements..................  F-7
Consolidated Financial Statement Schedules for the Years
  Ended January 31, 2000, 1999 and 1998
Schedule II--Valuation and Qualifying Accounts..............  I-7

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Computer Learning Centers, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Computer Learning Centers, Inc. and its subsidiaries at January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Notes 1 and 3 to the accompanying consolidated financial statements, the Company is subject to significant regulatory oversight and ongoing reviews by the U.S. Department of Education. Management's progress to date and future plans with respect to regulatory and related matters are also discussed in Notes 1 and 3.

     As discussed in Note 2, the Company has restated its financial statements for the years ended January 31, 1999 and 1998.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
May 15, 2000

                        COMPUTER LEARNING CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE YEARS ENDED JANUARY 31,
                                                              ---------------------------------
                                                                            1999        1998
                                                                          RESTATED    RESTATED
                                                                2000      (NOTE 2)    (NOTE 2)
                                                              ---------   ---------   ---------
Revenues....................................................  $134,640    $144,189     $95,761
                                                              --------    --------     -------
  Costs and expenses:
     Costs of instruction and services......................   100,252      93,802      53,845
     Selling and promotional................................    21,315      21,729      15,289
     General and administrative.............................    17,299      15,614       7,657
     Provision for doubtful accounts........................     8,911       8,388       4,794
     Amortization of intangible assets......................       562         558         362
                                                              --------    --------     -------
                                                               148,339     140,091      81,947
                                                              --------    --------     -------
(Loss) income from operations...............................   (13,699)      4,098      13,814
Litigation settlement expense...............................        --      (5,599)         --
Interest (expense) income, net..............................      (249)        513       1,391
Gain on sale of investment securities.......................        --         279          --
                                                              --------    --------     -------
(Loss) income before income taxes and cumulative effect of
  accounting change.........................................   (13,948)       (709)     15,205
(Benefit from) provision for income taxes...................    (5,827)       (383)      6,234
                                                              --------    --------     -------
(Loss) income before cumulative effect of accounting
  change....................................................    (8,121)       (326)      8,971
Cumulative effect of accounting change (Note 1).............        --        (245)         --
                                                              --------    --------     -------
Net (loss) income...........................................  $ (8,121)   $   (571)    $ 8,971
                                                              ========    ========     =======
Earnings (loss) per share (Notes 1 and 6):
     Basic --
       (Loss) income before cumulative effect of accounting
          change............................................  $  (0.45)   $  (0.02)    $  0.56
       Cumulative effect of accounting change...............        --       (0.01)         --
                                                              --------    --------     -------
       Net (loss) income....................................  $  (0.45)   $  (0.03)    $  0.56
                                                              ========    ========     =======
     Diluted --
       (Loss) income before cumulative effect of accounting
          change............................................  $  (0.45)   $  (0.02)    $  0.52
       Cumulative effect of accounting change...............        --       (0.01)         --
                                                              --------    --------     -------
       Net loss income......................................  $  (0.45)   $  (0.03)    $  0.52
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

                        COMPUTER LEARNING CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  JANUARY 31,
                                                              -------------------
                                                                           1999
                                                                         RESTATED
                                                                2000     (NOTE 2)
                                                              --------   --------
                                     ASSETS
Current assets:
     Cash and cash equivalents..............................  $  7,819   $  7,691
     Accounts receivable, net...............................    51,074     56,697
     Income taxes receivable................................     6,083      3,658
     Deferred tax assets....................................     5,541      4,671
     Prepaid expenses and other current assets..............     3,440      5,672
                                                              --------   --------
          Total current assets..............................    73,957     78,389
Fixed assets, net...........................................    34,558     37,604
Long-term accounts receivable, net..........................    10,439     10,660
Other long-term assets......................................     5,354      5,854
                                                              --------   --------
          Total assets......................................  $124,308   $132,507
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable.................................  $  3,520   $  6,503
     Accrued employee expenses..............................     3,091      1,775
     Accrued other expenses.................................     6,498      8,341
     Current portion of long-term debt, net of the current
      portion...............................................     8,455         --
     Deferred revenues......................................    50,833     54,397
                                                              --------   --------
          Total current liabilities.........................    72,397     71,016
Long-term deferred revenues.................................     1,191      3,073
Long-term debt..............................................     2,500      3,000
Other long-term liabilities.................................     3,061      2,576
                                                              --------   --------
          Total liabilities.................................    79,149     79,665
                                                              --------   --------
Stockholders' equity:
     Preferred stock $.01 par value, 1,000,000 authorized
      shares, no shares issued or outstanding...............        --         --
     Common stock, $.01 par value, 35,000,000 authorized
      shares, 18,610,818 shares issued and
      outstanding -- 2000; 17,493,251 issued and outstanding
      shares -- 1999........................................       186        175
     Additional paid-in capital.............................    41,120     40,682
     Accumulated other comprehensive loss...................       (59)       (48)
     Retained earnings......................................     3,912     12,033
                                                              --------   --------
          Total stockholders' equity........................    45,159     52,842
                                                              --------   --------
       Commitments and contingencies (Note 12)
          Total liabilities and stockholders' equity........  $124,308   $132,507
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                          ACCUMULATED
                                                                             OTHER                      TOTAL       COMPREHENSIVE
                                          PREFERRED   COMMON   PAID-IN   COMPREHENSIVE   RETAINED   STOCKHOLDERS'      INCOME
                                            STOCK     STOCK    CAPITAL      INCOME       EARNINGS      EQUITY          (LOSS)
                                          ---------   ------   -------   -------------   --------   -------------   -------------
BALANCE AT FEBRUARY 1, 1997, AS
  REPORTED..............................     $--       $156    $32,104       $112        $ 7,420       $39,792
                                             --        ----    -------       ----        -------       -------
Restatement adjustment, net of $764 for
  income taxes (Note 2).................     --          --         --         --         (1,100)       (1,100)
Exercise of stock options...............     --           4        807         --             --           811
Employee stock purchase plan............     --          --        121         --             --           121
Tax benefit of nonqualified option
  exercises.............................     --          --      1,365         --             --         1,365
BEC acquisition (Note 5)................     --           2        128         --         (1,092)         (962)
Net income..............................     --          --         --         --          8,971         8,971           8,971
Unrealized gain on investment...........     --          --         --         48             --            48              48
                                                                                                                       -------
     Comprehensive income for fiscal
       1998.............................     --          --         --         --             --            --         $ 9,019
                                             --        ----    -------       ----        -------       -------         -------
BALANCE AT JANUARY 31, 1998.............     --         162     34,525        160         14,199        49,046
                                             --        ----    -------       ----        -------       -------
Exercise of stock options...............     --           2        472         --             --           474
CLC Paramus acquisition (Note 5)........     --           5         32         --            350           387
CLC Delta acquisition (Note 5)..........     --           5        680         --         (1,945)       (1,260)
Tax benefit of nonqualified option
  exercises.............................     --          --        250         --             --           250
Litigation settlement...................     --          --      4,500         --             --         4,500
Employee stock purchase plan............     --           1        223         --             --           224
Net loss................................     --          --         --         --           (571)         (571)           (571)
Unrealized gain, net of realized gain on
  investment............................     --          --         --       (160)            --          (160)           (160)
Foreign exchange translation
  adjustments...........................     --          --         --        (48)            --           (48)            (48)
                                                                                                                       -------
     Comprehensive loss for fiscal
       1999.............................     --          --         --         --             --            --         $  (779)
                                             --        ----    -------       ----        -------       -------         -------
BALANCE AT JANUARY 31, 1999.............     --         175     40,682        (48)        12,033        52,842
                                             --        ----    -------       ----        -------       -------
Exercise of stock options...............     --          --         18         --             --            18
Tax benefit of nonqualified option
  exercises.............................     --          --        273         --             --           273
Litigation settlement...................     --          10        (10)        --             --            --
Employee stock purchase plan............     --           1        157         --             --           158
Net loss................................     --          --         --         --         (8,121)       (8,121)         (8,121)
Foreign exchange translation
  adjustments...........................     --          --         --        (11)            --           (11)            (11)
                                                                                                                       -------
     Comprehensive loss for fiscal
       2000.............................     --          --         --         --             --            --         $(8,132)
                                             --        ----    -------       ----        -------       -------         =======
BALANCE AT JANUARY 31, 2000.............     $--        186    $41,120       $(59)       $ 3,912       $45,159
                                             ==        ====    =======       ====        =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               FOR THE YEARS ENDED JANUARY 31,
                                                              ---------------------------------
                                                                            1999        1998
                                                                          RESTATED    RESTATED
                                                                2000      (NOTE 2)    (NOTE 2)
                                                              ---------   ---------   ---------
Cash flows from operating activities:
Net (loss) income...........................................  $ (8,121)   $   (571)   $  8,971
     Adjustments to reconcile net (loss) income to cash from
       operating activities:
       Provision for doubtful accounts......................     8,911       8,388       4,794
       Depreciation.........................................    10,788       7,521       4,020
       Litigation settlement expense........................        --       4,500          --
       Amortization of intangible assets....................       562         558         362
       Deferred tax benefit.................................      (825)     (3,629)     (1,179)
     Changes in net assets and liabilities:
       Accounts receivable..................................    (3,288)    (13,850)    (22,405)
       Income taxes receivable..............................    (2,152)     (3,658)         --
       Prepaid expenses and other current assets............     2,232        (959)     (1,158)
       Long-term accounts receivable........................       221      (4,275)     (4,888)
       Other long-term assets...............................      (106)       (230)       (203)
       Trade accounts payable...............................    (2,983)      4,140        (795)
       Accrued employee expenses............................     1,316      (1,343)        654
       Accrued other expenses...............................    (1,843)      1,160       5,265
       Deferred revenues....................................    (3,564)       (885)     19,845
       Long-term deferred revenues..........................    (1,882)       (640)      2,371
       Other long-term liabilities..........................       473       1,455         581
                                                              --------    --------    --------
          Cash (used for) provided by operating
            activities......................................      (261)     (2,318)     16,235
                                                              --------    --------    --------
     Cash flows from investing activities:
       Capital expenditures.................................    (7,742)    (18,367)    (19,548)
       Other................................................        --        (113)       (215)
       Cash from acquired companies.........................        --         932         324
                                                              --------    --------    --------
          Cash used for investing activities................    (7,742)    (17,548)    (19,439)
                                                              --------    --------    --------
     Cash flows from financing activities:
       Exercise of stock options............................        18         474         811
       Proceeds from sales of common stock through employee
          stock purchase plan...............................       158         224         121
       Borrowing from debt..................................     8,455       3,000          --
       Repayments of debt...................................      (500)       (518)       (301)
                                                              --------    --------    --------
          Cash provided by financing activities.............     8,131       3,180         631
                                                              --------    --------    --------
       Net increase (decrease) in cash and cash
          equivalents.......................................       128     (16,686)     (2,573)
       Cash and cash equivalents, beginning of year.........     7,691      24,377      26,950
                                                              --------    --------    --------
       Cash and cash equivalents, end of year...............  $  7,819    $  7,691    $ 24,377
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 2000, 1999, AND 1998

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 1 -- NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Nature of the business

     Computer Learning Centers, Inc. (the "Company" or "CLC"), is a public company traded on the NASDAQ National Market. As of January 31, 2000, the Company had twenty-eight operating Learning Centers in the U.S. and Canada and was headquartered in Manassas, Virginia.

     As described in Note 3, the Company is subject to significant regulatory oversight and ongoing reviews by the U. S. Department of Education ("Department of Education" or the "Department"). The failure to comply with requirements promulgated by the Department could result in the restriction or loss by the Company or its Learning Centers of their ability to participate in federal financial aid programs. Since financial aid programs fund the majority of the tuition revenues, such restrictions could have a severe impact on the Company's business financial condition and results of operations. During fiscal 1999 and 2000, the Department conducted various program reviews of the Company's administration of financial aid programs at the Alexandria VA, Manassas VA, and Laurel MD Learning Centers. The Department issued reports alleging non-compliance with certain Title IV Program requirements. The Company was required to and has performed additional reviews of student files at these Learning Centers and continues to cooperate with all subsequent Department requests.

     On the basis of the above program reviews, on and effective March 8, 2000, the Department placed all of the Company's Title IV eligible Learning Centers on a cash monitoring program which would have delayed all cash receipts from federal programs for up to 75 days (the "delay period"). The delay would be caused while the Department conducted various reviews of student eligibility data prior to disbursing the funds. The anticipated cash need during this delay period was projected to be significantly in excess of the Company's available cash or borrowing capability. On March 14, 2000, the Company reached an agreement with the Department resulting in a modification of the terms of its March 8 action. The modified terms were such that only the Alexandria, VA and Laurel, MD Learning Centers were placed on this restricted cash status. This modification was conditioned on certain additional reporting by the other Learning Centers, and that the Company engage its independent accountants to conduct an attestation engagement related to the Company's compliance with Title IV regulations of student refunds for those students who attended and withdrew, as well as returns of funds for federal aid received whereby the student was not in attendance (the "Special Attestation"). The Special Attestation, as more fully described in Note 3, is required to be completed by June 1, 2000. The results of such engagement may cause the Department to change the federal funding procedures at certain or all of the Learning Centers, including the potential for the Department to reinstate the restrictive cash procedures, which would have a severe impact on the Company.

     Further, the Company is required to complete certain of the open matters relative to its program reviews. The completion of these reviews with results that do not substantiate compliance with Title IV requirements acceptable to the Department could similarly have a severe impact on the Company.

     The above matters, as well as state regulatory issues described in Note 3, have had both direct and indirect negative impacts on the Company's financial results for the periods in which the reviews have been ongoing. Direct costs include those monies expended on legal and other professional services provided; program reviews and refunds to students. Indirect costs include the shareholder and student lawsuits discussed in Note 12 as well as the adverse effects caused by negative publicity on student enrollments and therefore student populations. The costs have resulted in the decline in working capital and available cash balances over the last several quarterly periods. During this time, the Company has utilized an increasing amount of its available line of credit borrowings (see note 9) to fund its capital expenditure needs and operating losses. These uses of capital, combined with the operating losses, have resulted in the decline of the Company's

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 1 -- NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)
financial condition and financial ratios required to be maintained for compliance with its credit agreement. Due to noncompliance with certain loan covenants of this agreement, the Company has had to modify its credit agreement, which has resulted in the reduction of available borrowing capability. The Company is also required to maintain certain financial ratios and other measures to maintain compliance with regulatory standards. As of January 31, 2000, the Company met certain of these ratios, and for certain institutions, as defined by the Department, the Company fell below these minimum measures. Should the Department apply increased funding restrictions on the individual institutions that were below these minimum ratios, as defined, resulting in further limitation of financial aid funding, the Company's financial position would be severely impacted.

     However, management believes that its progress to date and future plans will provide cash from operations sufficient to meet the Company's obligations as they become due. As discussed in Note 9, the Company has recently restructured its credit facility to provide cash to support operations through the expiration of the facility in May 2001. In addition, management's plans to resolve the open regulatory compliance matters are discussed in Note 3. Management believes that the resolution of these regulatory matters is unlikely to have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is involved in litigation incident to its business (See note
12).

     As used herein, the fiscal years ended January 31, 2000, 1999, and 1998 are referred to as "2000", "1999," and "1998," respectively.

  Basis of presentation and principles of consolidation

     The consolidated financial statements include the Company and its wholly owned subsidiaries, Computer Learning Centers of Quebec, Inc. and Delta College, Inc. All significant intercompany balances and transactions have been eliminated.

  (Loss) earnings per share

     (Loss) earnings per share are calculated as both basic earnings per share, which is based on the weighted-average number of common shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all potentially dilutive common shares outstanding.

  Revenue recognition

     The Company records accounts receivable and related deferred revenues when students are billed tuition for the programs they are attending. The deferred revenues are then recognized as tuition revenues on a pro rata basis over the term of instruction. Revenue is recognized on an instructional day basis as total instructional days elapsed divided by the total instructional days in the program applied to the total course tuition. Refer to Note 2 for discussion of CLC's change in its revenue recognition policy and the restatement of these consolidated financial statements.

  Learning Center start-up costs

     Learning Center start-up costs consist of all direct costs incurred at a new Learning Center (excluding advertising costs) from the date a lease for a facility is entered into until the start of the first class. Prior to

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 1 -- NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)
1999, such capitalized costs were amortized on a straight-line basis over a one-year period commencing with the date of the start of the first class. In the fourth quarter of 1999, the Company adopted AICPA Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which required that the Company expense these start-up costs as they are incurred. Accordingly, the Company recorded a charge of $245 (net of income tax benefit of $169) in 1999 representing the cumulative effect of this change in accounting principal.

  Fair value of financial instruments

     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, trade accounts payable, accrued other expenses and deferred revenues approximate fair value because of the immediate or short-term maturity of these financial instruments.

  Statement of cash flows

     For purposes of reporting cash flows, the Company considers investments having a maturity of three months or less to be cash equivalents. Cash paid for income taxes in 2000, 1999, and 1998 aggregated $160, $7,188, and $4,580, respectively.

  Inventories

     Inventories consisting principally of program materials, books and supplies are stated at the lower of cost, determined on a first-in, first-out basis, or market. Total inventories, included in prepaid and other current assets in the consolidated balance sheets, were $1,033, and $1,224 at January 31, 2000 and 1999, respectively.

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

  Intangible assets

     Identifiable intangible net assets of $2,171 and $2,733 at January 31, 2000 and 1999, included in other long-term assets, consist primarily of U.S. Department of Education certifications of Title IV Program eligibility. These assets are being amortized through 2007, using a straight-line method. Accumulated amortization for these assets aggregated $4,757 and $4,195 at January 31, 2000 and 1999, respectively.

  Advertising costs

     The Company expenses all advertising costs as incurred. Total advertising expense was $10,133, $9,389, and $6,212, for 2000, 1999, and 1998, respectively.

  Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the recognition of deferred tax assets and

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 1 -- NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)
liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets, liabilities and revenues.

  Impairment of Long-Lived and Intangible Assets

     The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value of the discounted cash flow basis.

  Other Comprehensive Income (Loss)

     Comprehensive income includes net earnings or losses adjusted for gains and losses that are excluded from net earnings under generally accepted accounting principles. The components of accumulated other comprehensive income (loss) include foreign currency translation adjustments and unrealized holding gains on marketable securities.

  Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates by management that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, primarily in the areas of allowance for doubtful accounts, useful lives of intangible assets, regulatory provisions and deferred income taxes. Actual results could differ from these estimates.

  Reclassifications

     Prior year financial statements have been reclassified to conform with current year presentation.

NOTE 2 -- RESTATEMENT OF FINANCIAL STATEMENTS

     In the fourth quarter of fiscal 2000, management reviewed its policies with respect to revenue recognition relative to other companies within the industry. This review was predicated upon a heightened awareness of revenue recognition policies. As previously disclosed, the Company recognized revenues on a pro rata basis over the term of instruction, which varies based on the length of the program. The Company recognized revenue using a half-month convention by recognizing one-half month of tuition revenue during the starting and graduating months of a student's program of study, without consideration of the number of days scheduled for class during such start month. For all of the interim months, a full month of revenue was recognized.

     CLC commences new classes every month and the start dates of these classes are typically near the end of the month. For example, the Company determined that on average, students were, and continue to be, in attendance for one-sixth of a month in the start month, and five-sixths of a month in the graduating month. The half-month convention was applied primarily for administrative ease. As a result of the Company's review, the method of recognizing revenue has changed to an instructional day basis, thereby matching the recognition of revenue to the instructional term for all students.

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 2 -- RESTATEMENT OF FINANCIAL STATEMENTS -- (CONTINUED)
     In addition, the Company had historically expensed all direct student acquisition costs as incurred. These costs primarily related to recruiting representatives' salaries, employee benefits and other direct costs. As such, the half-month revenue convention served to mitigate the impact of this immediate expensing. Current accounting guidelines, notably the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," issued in December 1999, now require the deferral of "incremental direct" acquisition costs over the contract period with the expensing of all other acquisition costs. As a significant portion of student acquisition costs defined above do not qualify as "incremental direct" costs, these costs would not be eligible for deferral.

     Accordingly, the Company has also modified its policy to defer incremental direct acquisition costs, which consist primarily of certain third party fees paid on behalf of the students, net of nominal enrollment fees collected from the students at the beginning of their programs. The impact of this net cost deferral adjustment in the fourth quarter of 2000 was not material.

     The total effect of the adjustments was immaterial in Fiscal 2000, decreased the net loss by $15 in 1999 and reduced net income by $609 in 1998. Accordingly, the financial statements have been restated as follows (see Note 14 for the unaudited interim financial results for 2000 and 1999 restated for the impact of these adjustments):

                                                            1999                         1998
                                                   ----------------------       ----------------------
                                                   AS REPORTED   RESTATED       AS REPORTED   RESTATED
                                                   -----------   --------       -----------   --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Revenues.........................................   $144,351     $144,189         $96,989     $95,761
Costs and Expenses...............................    140,278      140,091          82,143      81,947
Income from operations...........................      4,073        4,098          14,846      13,814
Net income (loss)................................       (586)        (571)          9,580       8,971
Net income (loss) per share
  Basic..........................................      (0.03)       (0.03)           0.60        0.56
  Diluted........................................      (0.03)       (0.03)           0.56        0.52
CONSOLIDATED BALANCE SHEETS DATA
Income taxes receivable..........................      3,835        3,658              --          --
Prepaid expenses and other current assets........      5,078        5,672           4,137       4,544
Other long term assets...........................      4,500        5,854           4,532       5,383
Accrued other expenses...........................      8,341        8,341           6,519       6,183
Deferred revenues................................     50,932       54,397          48,231      51,534
Retained earnings................................     13,727       12,033          15,908      14,199

     The effect of these adjustments at February 1, 1997 decreased retained earnings by $1,100, net of $764 for income taxes.

NOTE 3 -- FINANCIAL AID PROGRAMS AND REGULATORY MATTERS

  U.S. Department of Education -- Regulation and Review

     The Company is subject to extensive regulation as a participant in various federal and state government supported financial aid programs. These regulations require, among other things, that the Company and its Learning Centers comply with certain financial responsibility and administrative capability requirements. Failure to comply with these requirements could result in restriction or loss by the Company or its Learning

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 3 -- FINANCIAL AID PROGRAMS AND REGULATORY MATTERS -- (CONTINUED)
Centers of their ability to participate in federal or other financial aid programs or to provide educational and training services. Such restrictions could have a severe impact on the Company's business, financial condition and results of operations. For 2000, approximately 64% of the Company's revenues were derived from tuitions that are funded by various federal student financial aid programs.

     Under the Department of Education's regulations, an FFEL cohort default rate equal to or exceeding 25% in any one of the three most recent federal fiscal years can be a basis for the Department to place that institution on provisional certification for up to four years for lack of administrative capability. As of January 31, 2000, four of the Company's Learning Centers are provisionally certified for participation in FFEL, due either to cohort default rates or due to a change of control following the Company's acquisition of these campuses. The provisional certifications on these four centers extend through July 2000 to September 2001. The Company expects to apply for recertification as the provisional certifications expire.

     Under the standards of financial responsibility of the Department of Education, if an institution's annual financial aid compliance audit or a review by another regulatory agency finds that the institution made refunds late (as defined by the Department) to 5% or more of its students in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. During 1999, the Company was required to post a letter of credit of $1.5 million with respect to all U.S. Learning Centers except for the Somerville and Lowell, MA Learning Centers for which a separate letter of credit had been required to meet the Department's financial responsibility requirements, and the Paramus, NJ Learning Center for which no letter of credit was required. During 2000, the Department changed the Company's requirement to a single letter of credit of approximately $2.2 million for all of the Company's U.S. Learning Centers, excluding the Paramus Learning Center, for which no letter of credit was required.

     In May 1998, the Department of Education initiated a program review of the administration of the Title IV Programs by the Company's Alexandria, VA and Manassas, VA Learning Centers for the period July 1, 1996 through June 30, 1998. In September 1998, the Department issued a preliminary report containing a number of findings alleging non-compliance with certain Title IV Program requirements. CLC has performed file reviews at these schools and provided additional materials requested by the Department. In order to conclude this review, the Department has requested CLC to perform an additional file review of returns of federal funds during the review period. The Department has expanded its review of that issue to include the Company's San Jose, Philadelphia and Houston Learning Centers. The Company does not believe that the resolution of these reviews will have a severe impact on the Company's business, financial condition and results of operations.

     The Department reviewed the results of the independent audit on administration of the Company's Title IV Programs for the year ended January 31, 1998 and issued a preliminary audit determination report in December 1998. The Department's report alleged that the Company failed to make certain student refunds at its Learning Centers operating during 1998 within the timeframes established by the Department. The Department required the Company to perform more expansive reviews of student account files at five of these Learning Centers, which were deemed to have findings of non-compliance in excess of rates acceptable to the Department. By letter dated September 28, 1999, the Department of Education issued its final audit determination letter ("FADL") related to this matter. In the FADL, the Department assessed repayment liabilities of immaterial amounts. In addition, the Department deferred resolution of any matters related to the Alexandria, VA and Laurel, MD Learning Centers to the open program reviews conducted by the Department related to those locations. Although the deferred issues remain open as part of the Alexandria, VA and Laurel,

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 3 -- FINANCIAL AID PROGRAMS AND REGULATORY MATTERS -- (CONTINUED) MD Learning Center program reviews, the Department's review of the 1998 compliance audit is considered closed.

     In January 1999, the Department of Education initiated a program review of the administration of the Title IV Programs by the Company's Laurel, MD Learning Center for the period July 1, 1997 through June 30, 1999. The Department issued a preliminary report in February 2000, which contained a number of findings alleging non-compliance with certain Title IV Program requirements similar to those found in the Alexandria and Manassas program reviews discussed above. The Company has submitted responses to the Department in March and April 2000 concerning all of the findings. The Company does not believe that the resolution of this review will have a severe impact on the Company's business, financial condition and results of operations.

     In July 1999, the Company submitted the results of its independent audit on its administration of Title IV Programs for the year ended January 31, 1999 to the Department. The audit identified certain findings of non-compliance with respect to the Company's administration of the Title IV Programs. The Company has not received any written communication from the Department with respect to this compliance audit. The Company does not believe that the resolution of this matter will have a severe impact on the Company's business, financial condition and results of operations.

  Heightened Cash Monitoring

     The Department also has discretion to alter the way it provides Title IV Program funds to participating institutions. It may transfer an institution from the "advance" system of funding, under which an institution receives funding from the Department in advance based on anticipated need, to the "reimbursement" system of payment, under which an institution must disburse funds to students and document their eligibility for Title IV Program funds before receiving funds from the Department. The Department may also impose a requirement known as "heightened cash monitoring," of which there are multiple levels, which requires additional reporting to and review by the Department of all Title IV funds requests.

     On April 6, 1998, the Company was notified by the Department of Education that, based upon the Department's monitoring of litigation involving the Company and certain student complaints lodged against the Company, it had placed all Learning Centers on a heightened cash monitoring status 1 ("HCM1"). This status allows all Learning Centers to continue to receive federal student financial assistance funds so long as the funds requested are drawn after they have been credited to student accounts and CLC subsequently provides evidence of such credit and other supporting information to the Department. The Department does not consider HCM1 to represent either an adverse or punitive action. This action by the Department has not had an effect on the availability or timing of financial assistance to the Company's students, nor has it had a material effect on the Company's cash flow or operating results.

     On March 8, 2000, the Department notified the Company that is was placing all of the Company's Learning Centers on heightened cash monitoring status 2 ("HCM2"). HCM2 does not affect the ability of Learning Centers to obligate Title IV Program funds or the ability of their students to receive all applicable forms of federal student aid. However, under HCM2, Learning Centers are required to document to the Department each student's eligibility for Title IV Program funding before being reimbursed by the Department for funds which they must advance to their eligible students. HCM2 procedures require the affected Learning Centers to submit extensive documentation proving student eligibility. Those documents are then reviewed by the Department, a process that customarily requires a minimum of thirty days. Management expects that HCM2 would delay the timing of Title IV cash flow for approximately 75 days.

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 3 -- FINANCIAL AID PROGRAMS AND REGULATORY MATTERS -- (CONTINUED)
     The Department stated that this action was based on information obtained during its Alexandria, Manassas and Laurel program reviews, which indicated that the Company had failed to make refunds for some students and had failed to make refunds on a timely basis for other students. The Company vigorously disputed the Department's basis for this action and explained the significant adverse financial effects such action would have. On March 14, 2000, the Company reached an agreement with the Department resulting in the modification of the terms of its March 8 action. The key terms of the agreement are that only the Company's Alexandria, VA and Laurel, MD Learning Centers would be placed on HCM2, that the remaining Learning Centers would continue on HCM1 with the condition that the Company submit additional reports and documentation in conjunction with their future Title IV funds requests, and that the Company must engage an independent accountant to attest to the compliance with Title IV regulation of refunds and returns of funds at all of the Company's U.S. Learning Centers receiving Title IV funds (the "Special Attestation"). Management expects HCM2 will have a significant impact on the timing of cash flows at these Learning Centers and has estimated the impact of the 75 day delay will approximate $3 million.

     The Special Attestation required by the Department as part of the March 14, 2000 agreement relates to the review of the payment of refunds and other returns of federal funds for the seven-month period ended January 31, 2000. The results of the Special Attestation must be submitted to the Department by June 1, 2000. The Company's management believes that should the Special Attestation substantiate compliance with Title IV requirements acceptable to the Department and with CLC's continued compliance with Title IV Program requirements the Department may remove HCM1 and HCM2 requirements at some or all of the Learning Centers. However, should the Special Attestation demonstrate noncompliance with Title IV Program requirements in excess of rates tolerable by the Department, the Department may take additional actions against CLC, including the possibility of placing additional Learning Centers on HCM2. Any further adverse actions initiated by the Department, including a change in status from HCM1 to HCM2 for any of the Learning Centers could have a severe impact on the Company's business, financial condition and results of operations.

  State Authorization and Accreditation

     In addition to Federal oversight, the Company is subject to state level regulation. During 1999, the Maryland Higher Education Commission ("MHEC") and Texas Workforce Commission ("TWC") reviewed programs at the Company's Laurel, Maryland, and Houston, Texas Learning Centers, respectively. In October 1998, the MHEC and TWC both issued reports citing several findings of regulatory noncompliance. During 2000 and 1999, the Company recorded expenses of $738 and $2,226, respectively, representing the total of fines and expenditures for agreed-upon student refunds as well as an accrual for estimated costs associated with resolving the findings included in these regulatory matters. These matters are now considered closed.

     The Company has no significant state regulatory actions open that management expects to result in adverse action or material fines and assessments.

NOTE 4 -- SEGMENT INFORMATION

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company considers its U.S. and Canadian operations to be two separate reportable segments. Segment assets are identifiable assets that can be directly associated with the segments. The accounting policies of these segments are the same as those described in

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 4 -- SEGMENT INFORMATION -- (CONTINUED)
Note 1. There are no significant revenue or expense transactions between the two segments. The following table illustrates the financial information for both segments for 2000 and 1999. The Company operated exclusively in the U.S. prior to 1999.

                                                              UNITED STATES   CANADA   CONSOLIDATED
                                                              -------------   ------   ------------
AS OF AND FOR THE YEAR ENDED JANUARY 31, 2000:
Total revenues..............................................    $127,635      $7,005     $134,640
Long-lived assets...........................................      33,531       1,027       34,558
AS OF AND FOR THE YEAR ENDED JANUARY 31, 1999:
Total revenues..............................................    $136,708      $7,481     $144,189
Long-lived assets...........................................      36,564       1,040       37,604

NOTE 5 -- ACQUISITIONS

     On December 23, 1997, the Company completed the acquisition of Boston Education Corp. ("BEC"), a privately held provider of information technology education and training. The acquisition, which qualified as a tax-free organization, was accounted for as a pooling of interests in accordance with Accounting Principles Bulletin No. 16, "Business Combinations" ("APB 16") and was completed by issuing 200,148 shares of CLC common stock in exchange for substantially all of the rights, title and interest in the assets and substantially all of the liabilities of BEC. BEC had calendar 1997 revenues of $5.2 million and had approximately 650 students enrolled at the date of acquisition, at its two campuses: a main campus located in Somerville, MA and a branch in Methuen, MA. In connection with this acquisition, the Company incurred $400 of pooling expenses related to certain legal and accounting fees, which are reflected in 1998 results of operations.

     On February 17, 1998 the Company acquired Markerdowne Corporation or Computer Learning Centers Paramus ("Markerdowne"), a privately held provider of information technology education and training based in Paramus, New Jersey. The acquisition, which qualified as a tax-free reorganization, was accounted for as a pooling of interests in accordance with APB 16. The acquisition was completed by issuing 510,287 shares of CLC Common Stock in exchange for substantially all of the rights, title and interest in the assets and substantially all of the liabilities of Markerdowne. Markerdowne had calendar 1997 revenues of $6.7 million and had approximately 800 students enrolled at the date of acquisition. In connection with this acquisition, the Company incurred $385 of pooling expenses related to certain legal and accounting fees, which are reflected in 1999 results of operations.

     On February 20, 1998 the Company acquired Delta College, Inc. ("Delta College"), a Montreal, Quebec-based, privately held provider of information technology education and training. The acquisition, which was accounted for as a pooling of interests in accordance with APB 16, was completed by means of an exchange of all outstanding shares of Delta College for 548,408 shares of CLC Common Stock. Delta College had revenues of $6.7 million for its fiscal year ended June 30, 1997 and had enrollment of approximately 800 students at the date of acquisition at two locations: Montreal and Laval, Quebec. In connection with this acquisition, the Company incurred $467 of pooling expenses related to certain legal and accounting fees, which are reflected in 1999 results of operations.

     The prior years' financial statements were not restated to include the operations of BEC, Markerdowne and Delta College on the basis of the immateriality of these acquisitions to the Company.

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 6 -- (LOSS) EARNINGS PER SHARE

     The following table sets forth the basic and diluted earnings per share calculations for the years 2000, 1999, and 1998 follow:

                                                       NET INCOME                PER SHARE
                                                         (LOSS)       SHARES      AMOUNT
                                                       ----------   ----------   ---------
2000
Loss per share of common stock -- basic and
  diluted............................................   $(8,121)    18,060,612    $(0.45)
                                                        =======     ==========    ======
1999
Loss per share of common stock -- basic and
  diluted............................................   $  (571)    17,318,049    $(0.03)
                                                        =======     ==========    ======
1998
Earnings per share of common stock -- basic..........   $ 8,971     15,892,943    $ 0.56
Dilutive securities:
  Stock options......................................        --      1,295,921        --
                                                        -------     ----------    ------
Earnings per share of common stock -- diluted........   $ 8,971     17,188,864    $ 0.52
                                                        =======     ==========    ======

     The Company had 2,332,033 and 1,664,831 options outstanding as of January 31, 2000 and 1999, respectively, however, these options are not included in the calculation of the number of dilutive securities outstanding as their impact is antidulitive due to the net losses realized in 2000 and 1999. All options of the Company's stock had a dilutive effect for 1998.

NOTE 7 -- ACCOUNTS RECEIVABLE

     Student accounts receivables are initially established for the balance of course tuition (however, only for the current academic year of multi-academic year programs) at the time a student enrolls in the Learning Center. An academic year is determined based on the length of the student program and consideration of regulatory guidelines. Accounts receivables consist of financial aid, third-party and self-pay receivable balances. Financial aid receivables are student receivable balances expected to be paid through Title IV program funds. Third party student receivable balances are those to be paid by employer companies or various non-Title IV federal, state and non-governmental agencies. Self-pay student receivables consist of those amounts to be paid by the student. The Company makes available to qualifying students alternative financing arrangements ("CLC financing"), which help fund their education. Dependent upon the credit worthiness of the individual, CLC financing may be offered to assist students with meeting their financial obligations related to attending CLC. The Company requires students receiving CLC financing to make regular monthly payments. Depending on the level of financing extended to students, payment plans offered generally range from six months to three years. All amounts due to the Company in periods beyond one year are classified as long-term receivables.

     When a student withdraws, tuition paid in excess of earned tuition revenues is refunded based on the applicable refund policy. Conversely, tuition revenues earned in excess of tuition paid remains as an accounts receivable. Based on comparison to historical levels, the Company provides for estimated student withdrawals, as reductions to accounts receivable and related deferred revenue balances, thus presenting these amounts at estimated net realizable value.

     Accounts receivable balances are reviewed no less than quarterly for the purposes of determining appropriate levels of the allowance for doubtful accounts. The Company establishes the allowance for doubtful accounts using an objective model, which applies various expected loss percentages to aging categories based

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 7 -- ACCOUNTS RECEIVABLE -- (CONTINUED) on historical bad debt experience. The Company typically charges-off accounts receivable balances deemed to be uncollectible usually after they are delinquent 120 days. All charge offs are recorded as reductions in the allowance for doubtful accounts, with any recoveries of previously written off accounts receivables recorded as increases to the allowance for doubtful accounts.

     As of January 31, 2000 and 1999, net accounts receivable consisted of the following:

                                                                JANUARY 31, 2000
                                                         ------------------------------
                                                         CURRENT   LONG TERM    TOTAL
                                                         -------   ---------   --------
Accounts receivable....................................  $68,632    $14,623    $ 83,255
Student withdrawal allowance...........................   (9,380)    (2,463)    (11,843)
Allowance for doubtful accounts........................   (8,178)    (1,721)     (9,899)
                                                         -------    -------    --------
                                                         $51,074    $10,439    $ 61,513
                                                         =======    =======    ========

                                                               JANUARY 31, 1999
                                                        -------------------------------
                                                        CURRENT    LONG TERM    TOTAL
                                                        --------   ---------   --------
Accounts receivable...................................  $ 75,360    $14,780    $ 90,140
Student withdrawal allowance..........................   (12,664)    (1,986)    (14,650)
Allowance for doubtful accounts.......................    (5,999)    (2,134)     (8,133)
                                                        --------    -------    --------
                                                        $ 56,697    $10,660    $ 67,357
                                                        ========    =======    ========

NOTE 8 -- FIXED ASSETS

     Fixed assets consisted of the following:

                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Furniture and equipment.....................................  $ 37,360   $ 36,829
Leasehold improvements......................................    23,544     20,567
                                                              --------   --------
                                                                60,904     57,396
Less: Accumulated depreciation and amortization.............   (26,346)   (19,792)
                                                              --------   --------
                                                              $ 34,558   $ 37,604
                                                              ========   ========

     The Company performed an asset impairment analysis of two underperforming Learning Centers as well as of an administrative training facility resulting in a charge of $1,151 during the fourth quarter of 2000. This amount is recorded as depreciation within cost of instruction and services in these consolidated financial statements.

NOTE 9 -- LONG-TERM DEBT

     As of January 31, 2000, the Company had a $15 million revolving credit facility with a bank expiring on February 28, 2001. The credit facility was reduced, from the original $20 million, in December 1999, based on negotiations with the bank relative to defaulted covenants as of October 31, 1999. At January 31, 2000 and 1999 there were $10,955 and $3,000 outstanding balances on this facility, respectively. The interest rate associated with the facility was the U.S. prime rate plus 1%, which was 9.5% at January 31, 2000. The

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 9 -- LONG-TERM DEBT -- (CONTINUED)
Company had outstanding letters of credit of $4,045 and $5,991 at January 31, 2000 and 1999, respectively, primarily to the Department of Education for recertification for the Title IV Programs of its Learning Centers and an insurance company for surety bonds required by various states in which the Company operates. These outstanding letters of credit reduced the amount available under the Company's credit facility.

     The credit agreement, as amended, requires maintenance of certain financial ratios and contains other restrictive covenants including limitations on purchases and sales of assets or Company stock. As of January 31, 2000, the Company failed to meet three of the financial ratio requirements and certain non-financial covenants. In May 2000, the Company obtained a waiver of these financial ratio requirements and covenants from its lender. The Company was in compliance with all other covenants as of and for the year ended January 31, 2000.

     Also, in May 2000, the Company obtained an amendment to the facility, which created a stand-alone revolving credit facility with a maximum borrowing capacity of $9.2 million as well as a separate facility for letters of credit of $3.3 million. Both facilities were extended to May 31, 2001. The declining amounts of available credit over the term of each facility is structured as follows:

                                                                   LETTER OF CREDIT
                                               CREDIT FACILITY*        FACILITY         TOTAL
                                               ----------------    ----------------    -------
May 15 -- July 31, 2000                             $9,200              $3,300         $12,500
August 1 -- September 30, 2000                       3,700               2,575           6,275
October 1 -- October 31, 2000                        3,000               2,575           5,575
November 1, 2000 -- May 31, 2001                     2,500               2,575           5,075

* The facility provides for required prepayments based on tax refunds and other collateral which when received by the bank would reduce the available credit to the $2,500 level prior to November 1, 2000.

     In addition, effective with the amendment, the interest rate on outstanding balances increases to the bank's U.S. prime rate plus two percent with an additional interest fee of up to three percent based on the amount of outstanding borrowings. The Company had extended approximately $3.3 million of outstanding letters of credit at May 15, 2000. Furthermore, the financial ratio covenants were modified to include only a fixed charge ratio and minimum tangible net worth requirement. Lastly, beginning on August 1, 2000 and every month thereafter, the Company is required to deposit $250 into a restricted cash account, until the balance is equal to 110% of the outstanding letters of credit, or the facility is terminated.

NOTE 10 -- INCOME TAXES

     The components of income (loss) before income taxes and cumulative effect of accounting change are as follows:

                                                          FOR THE YEARS ENDED JANUARY 31,
                                                          -------------------------------
                                                            2000        1999       1998
                                                          ---------   --------   --------
United States...........................................  $(14,974)   $(2,107)   $15,205
Canadian................................................     1,026      1,398         --
                                                          --------    -------    -------
Total...................................................  $(13,948)   $  (709)   $15,205
                                                          ========    =======    =======

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 10 -- INCOME TAXES -- (CONTINUED)
     The components of the provisions for (benefits from) income taxes are as follows:

                                                            FOR THE YEARS ENDED JANUARY 31,
                                                           ---------------------------------
                                                             2000        1999        1998
                                                           ---------   ---------   ---------
Current:
  Federal................................................   $(4,428)    $ 2,069     $ 5,965
  State..................................................      (966)        634       1,448
  Canadian...............................................       392         543          --
Deferred:
  Federal and state......................................      (825)     (3,629)     (1,179)
                                                            -------     -------     -------
Net (benefit from) provision for income taxes............   $(5,827)    $  (383)    $ 6,234
                                                            =======     =======     =======

     Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes which differ from those used for financial statement purposes. At January 31, 2000 and 1999, the net deferred tax asset was comprised of the following:

                                                                JANUARY 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Allowance for doubtful accounts.............................  $2,897   $2,454
Shareholder litigation settlement obligation................   1,845    2,112
Revenue recognition method..................................   1,286    1,421
Deferred rent accrual.......................................   1,370    1,153
Vacation pay accrual........................................     310      341
Employee benefits...........................................     259      156
Other accruals..............................................     229       --
                                                              ------   ------
     Total deferred tax assets..............................   8,196    7,637
                                                              ------   ------
Depreciation and amortization...............................    (634)    (499)
Other deferred tax liabilities..............................      --     (401)
                                                              ------   ------
     Total deferred tax liabilities.........................    (634)    (900)
                                                              ------   ------
     Net deferred tax assets................................  $7,562   $6,737
                                                              ======   ======

     Management believes, based on prior years' earnings and the non-recurring nature of the past two years' losses, that future income from operations will more likely than not be sufficient to fully recognize this net deferred tax asset. The components of the net deferred tax asset include a current and long-term portion. The long-term portion is included in other long-term assets in the consolidated balance sheets.

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 10 -- INCOME TAXES -- (CONTINUED)
     Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

                                                                    FOR THE YEARS ENDED
                                                                        JANUARY 31,
                                                                  ------------------------
                                                                  2000      1999      1998
                                                                  ----      ----      ----
Statutory U.S. federal income tax rate......................      35.0%     35.0%     35.0%
State income taxes, net of federal benefit..................       4.5       6.6       6.4
Taxes on foreign earnings under the U.S. tax rate...........      (0.2)     (2.0)       --
Permanent differences and other.............................       2.5      14.4      (0.4)
                                                                  ----      ----      ----
Effective income tax rate...................................      41.8%     54.0%     41.0%
                                                                  ====      ====      ====

     The fiscal 1999 effective tax rate is the result of relative higher tax rates applied to losses sustained in the Company's U.S. operations principally offset by income from operations of the Company's Canadian subsidiary in 1999. The statutory rates in Quebec, Canada, are lower than those of the Company's U.S. operations on a weighted average basis. On an individual country basis, effective income tax rates for the U.S. and Canada were 41.5% and 38.0% in 2000 and 43.9% and 38.9% in 1999, respectively.

NOTE 11 -- SAVINGS AND EMPLOYEE STOCK PURCHASE PLANS

     The Company maintains a 401(k) plan covering substantially all employees. Under the terms of the plan, the Company will match 25% of employee contributions up to a maximum of 6% of annual employee compensation. Company contributions under the plan aggregated $271, $260 and $99 for 2000, 1999, and 1998, respectively.

     On March 13, 1997, the Board of Directors ("Board") adopted, and on July 10, 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan ("ESPP"). With certain limited exceptions, all full-time employees, including executive officers, employed by the Company for at least one year, are eligible to participate in the ESPP. The Company maintains payroll deduction accounts for all participating employees and an employee may authorize a payroll deduction in any whole percentage from 1% to 10% of the employee's eligible compensation, not to exceed $25 per annum. Under the terms of the ESPP, the Company's Common Stock may be acquired for an amount equal to 85% of the fair market value per share of Common stock on either the first day or the last day of the offering period, whichever is lower. The first offering period commenced on August 1, 1997 and terminated on January 31, 1998. Thereafter, the offering period commences on February 1 and terminates on January 31, unless otherwise determined by the Board. A total of 400,000 shares are authorized and available for purchase under the plan. There were 99,215, 51,064 and 5,392 shares of Common Stock issued under the ESPP to eligible employees during 2000, 1999 and 1998, respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

  Active Litigation

     On May 5, 1998, a class action lawsuit was filed against the Company in the Superior Court of New Jersey in Bergen County, New Jersey. The complaint alleges, among other things, that the Company, at its Learning Centers located in the State of New Jersey failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes and violated certain provisions of the New Jersey Consumer Fraud Act. On November 19,

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 12 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
1999, the court certified a class consisting of all persons who, during the six years immediately preceding the commencement of this action, had enrolled in a course or courses of study, education or training provided by the Company at its New Jersey locations for which they incurred tuition expenses. On December 6, 1999, the Company filed a motion with the Appellate Division of the Superior Court of New Jersey to appeal the November 19, 1999 decision to certify a class. On January 19, 2000, that motion was denied. The Company is unable to estimate the outcome of the matter or any potential liability.

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

     Between June 1, 1998 and October 31, 1999, the Company was named as defendant in three other lawsuits in Texas and New Jersey by individual students or groups of students who formerly attended one of its Learning Centers. In two of these lawsuits, various present or former officers, directors and employees of the Company have also been named as defendants. The complaints allege, among other things, that the Company, at the affected Learning Centers, failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, student outcomes and violated certain provisions of the applicable state consumer laws. The Company is unable to estimate the outcome of these matters or any potential liability.

     In addition to the lawsuits discussed above, the Company is a defendant in a number of civil lawsuits involving current and former employees and other third parties, which the Company considers incidental to its business and unlikely to have a material effect on the Company's future operations. However, there can be no assurance that these matters will not have a severe impact on the results of operations of the Company in a future period, depending in part on the results for such period.

     The Company intends to defend itself vigorously in the lawsuits referred to above; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company has incurred and expects to continue to incur significant legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management. An adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, or could lead to other adverse consequences, including the suspension or termination of the Company's licenses to operate within the respective state, which would have a severe impact on the Company's business, financial condition and results of operations.

  Settled Litigation

     During fiscal 1999 and 2000, the Company was named as defendant in five other lawsuits in California, Michigan, Texas and Virginia by individual students or groups of students who formerly attended one of its

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 12 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
Learning Centers. The complaints alleged, among other things, that the affected Learning Centers failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, and student outcomes and violated certain provisions of the applicable state consumer laws. During fiscal 2000, these cases were settled resulting in payments to the former students of immaterial amounts. Settlement expenses are combined with legal fees and included within general and administrative expenses in these consolidated financial statements.

     On March 13, 1998, a class action lawsuit was filed against the Company in the United States District Court for the Central District of California on behalf of all purchasers of Company Common Stock from October 31, 1997 through March 10, 1998. Over the following two months, eight additional similar cases were filed in United States District Courts. The complaints alleged violations of the Securities Exchange Act of 1934, including allegations that the Company was experiencing "operations difficulties" and failed to disclose the alleged difficulties. The complaints also alleged that Company insiders realized profits by trading their shares of Company stock while in possession of material adverse information. All of these shareholder lawsuits were consolidated and transferred to the United States District Court for the Eastern District of Virginia. The Company entered into a settlement agreement with the plaintiffs in February 1999, whereby the Company settled these allegations and agreed to compensation to members of the plaintiffs' class. The terms of the settlement, which received final judicial approval on July 9, 1999 and have been approved by the plaintiffs, provided for the payment of $3.0 million in cash ($2.35 million was covered by the Company's insurance policy) and the issuance of 550,000 shares of CLC Common Stock, subject to certain price protection features, which resulted in an additional 463,152 shares of CLC Common Stock being issued to guarantee a total settlement of $7.5 million. All cash settlements were paid in 2000.

  Employee Agreements

     The Company has various employment agreements with certain senior executives. The employment agreements would entitle the executives to one to two years of salary and benefits, which would be payable with respect to the year in which any breach of such agreements occurred, including termination without cause. In addition, if they were terminated as the result of a change of control as defined in the agreements, they would receive amounts of one and one half times base salary or total compensation, as defined.

     During the fourth quarter of 2000, the Company's former Chief Executive Officer and Chief Financial Officer resigned, which resulted in the Company incurring $674 of severance expenses. This amount is included in general and administrative expenses in the fiscal 2000 results of operations. In addition, the allowable exercise periods of the executives outstanding options were extended based on the Board of Directors' discretion. The amount of compensation expense relative to this additional option benefit is immaterial.

  Lease Commitments

     The Company leases substantially all of its facilities and certain of its office equipment under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next twenty years, and management expects that leases will be renewed or replaced by other leases in the normal course of business. There are no material restrictions imposed by the lease agreements. The Company has not entered into any significant guarantees related to the leases. The Company is required to make additional payments under certain operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 12 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2000 are as follows:

2001........................................................  $ 12,828
2002........................................................    12,298
2003........................................................    10,272
2004........................................................     9,640
2005........................................................     8,923
Thereafter..................................................    48,198
                                                              --------
                                                              $102,159
                                                              ========

     Rent expense under these lease agreements aggregated $12,960, $9,710, and $6,299, for 2000, 1999, and 1998, respectively.

NOTE 13 -- STOCK INCENTIVE PLANS

     The Company has a Long-Term Incentive Plan that provides for award of incentive and nonqualified common stock options and common stock appreciation rights to certain directors, officers and key employees. The Company has provided that no further grants may be made under the plan. As of January 31, 2000, options to purchase 95,465 shares of common stock were outstanding under this plan.

     The 1995 Stock Incentive Plan ("1995 Stock Plan"), provides a variety of awards, including stock options, stock appreciation rights and restricted and unrestricted stock grants to the Company's employees, officers, consultants and advisors. Stock options may be granted either in the form of incentive stock options or non-qualified stock options. The option exercise price of incentive stock options may not be less than the fair market value of the common stock on the date of grant. The Company has reserved 1,460,460 shares of common stock for grant under the plan. As of January 31, 2000 options to purchase 1,275,858 shares of common stock were outstanding under this plan, and 11,460 options were available for grant.

     In August 1998 the stockholders' approved the Company's 1998 Stock Incentive Plan, which provides for the same types of awards as under the 1995 Stock Plan. The Company has reserved 1,000,000 shares of common stock for grant under this plan. As of January 31, 2000 options to purchase 779,650 shares of common stock were outstanding under this plan, and 220,350 options were available for grant.

     The 1995 Non-Employee Directors Stock Option Plan provides for the grant to each of the current non-employee directors of an option exercisable for shares of common stock. All options granted under the plan will have an exercise price equal to the fair market value of the common stock on the date of grant. The Company has reserved 210,534 shares for issuance under this plan. As of January 31, 2000, options to purchase 181,060 shares of common stock were outstanding under this plan, and 15,434 options were available for grant.

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

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 13 -- STOCK INCENTIVE PLANS -- (CONTINUED)
     The Company accounts for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation costs have been recognized for its option plans.

     The following table sets forth pro forma information as if compensation cost for its stock option plans had been determined based on the fair value at the grant date for awards consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                                 FOR THE YEARS ENDED
                                                                     JANUARY 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              -------   -------   ------
Net (loss) income -- as reported............................  $(8,121)  $  (571)  $8,971
Net (loss) income -- pro forma..............................   (9,019)   (1,515)   7,270
(Loss) earnings per share -- as reported:
          Basic.............................................  $ (0.45)  $ (0.03)  $ 0.56
          Diluted...........................................    (0.45)    (0.03)    0.52
(Loss) earnings per share -- pro forma:
          Basic.............................................  $ (0.50)  $ (0.09)  $ 0.46
          Diluted...........................................  $ (0.50)  $ (0.09)  $ 0.42

     The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                    FOR THE YEARS ENDED
                                                                        JANUARY 31,
                                                                  ------------------------
                                                                  2000      1999      1998
                                                                  ----      ----      ----
Expected life (years).......................................         5         5         5
Interest rate...............................................       5.9%      4.8%      5.6%
Volatility..................................................      67.3%     64.3%     43.3%

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 13 -- STOCK INCENTIVE PLANS -- (CONTINUED)
     The calculated weighted average fair values of stock options granted during 2000, 1999 and 1998, using the Black-Scholes model, were $1.44, $3.20 and $7.61 per option, respectively.

                                                                             NON      WEIGHTED
                                                              INCENTIVE   QUALIFIED   AVERAGE
                                                                STOCK       STOCK     EXERCISE
                                                               OPTIONS     OPTIONS     PRICES
                                                              ---------   ---------   --------
Outstanding at February 1, 1997.............................  1,679,162     23,550     $ 5.22
                                                              ---------    -------     ------
  Options granted...........................................    160,050         --      16.43
  Options exercised.........................................   (399,196)        --       2.03
                                                              ---------    -------     ------
Outstanding at January 31, 1998.............................  1,440,016     23,550       7.31
                                                              ---------    -------     ------
  Options granted...........................................    311,505      1,245       5.54
  Options exercised.........................................    (84,935)   (23,550)      3.91
  Options cancelled.........................................     (3,000)        --      10.16
                                                              ---------    -------     ------
Outstanding at January 31, 1999.............................  1,663,586      1,245       6.77
                                                              ---------    -------     ------
  Options granted...........................................    790,650    150,000       2.65
  Options exercised.........................................    (43,950)        --       5.16
  Options cancelled.........................................   (229,498)        --       7.25
                                                              ---------    -------     ------
Outstanding at January 31, 2000.............................  2,180,788    151,245     $ 4.98
                                                              =========    =======     ======

     The weighted average exercise prices for the nonqualified stock options outstanding, included above, as of January 31, 2000, 1999 and 1998 was $1.88, $5.06 and $4.84, respectively. Incentive stock options and nonqualified stock options exercisable were 1,069,796 and 249 at January 31, 2000, 747,313 and none at January 31, 1999, and 535,615 and 23,550 at January 31, 1998, respectively.

     The following table summarizes information about options outstanding at January 31, 2000:

                        OPTIONS OUTSTANDING OPTIONS
                                OUTSTANDING                                OPTIONS EXERCISABLE OPTIONS
                       ------------------------------                              EXERCISABLE
                                         WEIGHTED                        -------------------------------
                                         AVERAGE           WEIGHTED                        WEIGHTED
      RANGE OF           NUMBER         REMAINING          AVERAGE         NUMBER           AVERAGE
   EXERCISE PRICES     OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISABLE PRICE
   ---------------     -----------   ----------------   --------------   -----------   -----------------
$ 1.84 to $ 2.25.....     829,606       9.4 years           $ 1.87           99,606         $ 1.84
$ 2.26 to $ 6.67.....     839,181       7.6 years             4.16          347,565           3.72
$ 6.68 to $12.00.....     589,946       6.9 years             8.36          564,240           8.30
$12.01 to $22.25.....      73,300       7.4 years            22.25           58,634          22.25
                       ----------       ---------           ------       ----------         ------
                        2,332,033       8.1 years           $ 4.98        1,070,045         $ 6.98
                       ==========       =========           ======       ==========         ======

                        COMPUTER LEARNING CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000, 1999 AND 1998 -- (CONTINUED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE STATED)

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     As discussed in Note 2, the Company has restated financial statements for fiscal 1999 and prior. The previously reported fiscal 2000 quarterly periods have also been restated as follows:

                                                                       FISCAL YEAR 2000
                                                                      THREE MONTHS ENDED
                              ---------------------------------------------------------------------------------------------------
                              APRIL 30,   APRIL 30,   JULY 31,   JULY 31,   OCTOBER 31,   OCTOBER 31,                 JANUARY 31,
                                1999        1999        1999       1999        1999          1999                        2000
                              REPORTED    RESTATED    REPORTED   RESTATED    REPORTED      RESTATED                    RESTATED
                              ---------   ---------   --------   --------   -----------   -----------                 -----------
Revenues....................   $35,982     $36,289    $32,845    $33,087      $32,955       $32,817                     $32,447
Costs and expenses..........    38,652      38,674     35,341     35,357       35,560        35,504                      38,804
Loss from operations........    (2,670)     (2,385)    (2,496)    (2,270)      (2,605)       (2,687)                     (6,357)
Interest expense, net.......        (9)         (9)       (66)       (66)         (74)          (74)                       (100)
Net loss....................   $(1,568)    $(1,400)   $(1,497)   $(1,363)     $(1,533)      $(1,581)                    $(3,776)
Loss per share:
  Basic and Diluted.........   $ (0.09)    $ (0.08)   $ (0.08)   $ (0.08)     $ (0.08)      $ (0.09)                    $ (0.20)

                                                                       FISCAL YEAR 1999
                                                                      THREE MONTHS ENDED
                              ---------------------------------------------------------------------------------------------------
                              APRIL 30,   APRIL 30,   JULY 31,   JULY 31,   OCTOBER 31,   OCTOBER 31,   JANUARY 31,   JANUARY 31,
                                1999        1999        1999       1999        1999          1999          2000          2000
                              REPORTED    RESTATED    REPORTED   RESTATED    REPORTED      RESTATED      REPORTED      RESTATED
                              ---------   ---------   --------   --------   -----------   -----------   -----------   -----------
Revenues....................   $36,056     $35,864    $35,273    $35,371      $37,076       $36,932       $35,946       $36,022
Costs and expenses..........    31,133      31,073     34,025     33,995       36,322        36,256        38,798        38,767
Income (loss) from
  operations................     4,923       4,791      1,248      1,376          754           676        (2,852)       (2,745)
Interest income, net........       284         284        135        135           36            36            58            58
Gain on sale of investment
  securities................       279         279         --         --           --            --            --            --
Litigation settlement
  expense...................      (210)       (210)        --         --           --            --        (5,389)       (5,389)
Cumulative effect of
  accounting change.........        --          --         --         --           --            --          (245)         (245)
Net income (loss)...........   $ 3,143     $ 3,065    $   862    $   938      $   473       $   427       $(5,064)      $(5,001)
Earnings (loss) per share:
  Basic.....................   $  0.18     $  0.18    $  0.05    $  0.05      $  0.03       $  0.02       $ (0.29)      $ (0.29)
  Diluted...................   $  0.17     $  0.17    $  0.05    $  0.05      $  0.03       $  0.02       $ (0.29)      $ (0.29)

NOTE 15 -- SUBSEQUENT EVENTS

     Due to recurring operating losses and declining student enrollment trends, the Company announced its intent to close its San Jose, CA Learning Center. This Learning Center had 114 students at March 31, 2000 and had $1.9 million and $3.5 million in revenues in 2000 and 1999, respectively. The Company expects to incur expenses of approximately $250 during the quarter ended April 30, 2000 related to the closing of this Learning Center. The Learning Center is scheduled to teach existing students through July 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding directors of CLC will be set forth in CLC's definitive Proxy Statement for our 2000 Annual Meeting of the Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of CLC's last fiscal year, and is incorporated herein by reference. The following sets forth information as of April 30, 2000 concerning our executive officers:

                NAME                  AGE                      POSITION
                ----                  ---                      --------
John L. Corse                         58    President, Chief Executive Officer and Director
Mark M. Nasser                        35    Vice President and Chief Financial Officer
Susan L. Luster                       48    Vice President of Operations
Marie A. Bennett                      51    Vice President of Regulatory Compliance
Harry H. Gaines                       62    Chairman of the Board of Directors

     Mr. Corse joined CLC in November 1998 as President and Chief Operating Officer and has served as a Director of CLC since October 1994. Mr. Corse was appointed Chief Executive Officer of CLC in February 2000. Since September 1997, Mr. Corse had been a self-employed business consultant. From February 1995 to August 1997, he served as President of Hughes Advanced Systems, a subsidiary of Hughes Aircraft Corporation and a provider of information systems and services to businesses. From 1993 to 1995, Mr. Corse was a self-employed business consultant. From 1992 to 1993, he served as President and Chief Executive Officer of Security Software America, Inc., a software publisher serving government contractors and government agencies. From 1990 to 1992, Mr. Corse was a self-employed business consultant.

     Mr. Nasser joined CLC in 1992 as Controller of CLC. He was promoted to Vice President, Chief Financial Officer and Secretary of CLC in January 2000. Prior to CLC, he served as Controller of ESI Engineering Services, Inc., a commercial subsidiary of Planning Research Corporation ("PRC"), now PRC/ Litton, Inc. Prior to that, Mr. Nasser served in various financial management capacities in PRC's Government Services Division. Mr. Nasser is a Certified Public Accountant.

     Ms. Luster joined CLC in November 1995 as Vice President. She served as Chief Operating Officer of CLC from November 1995 until November 1998. From April 1994 to November 1995, she was a partner of Tower Technologies, Inc., an information technology consulting company. From January 1992 to April 1994, she was Senior Vice President of Infodata Systems, Inc., a document management software company, and from May 1986 to January 1992, she served as Senior Vice President of Operations with AGS Information Services, a systems development company.

     Ms. Bennett joined CLC in December 1998 as Vice President of Regulatory Compliance. From February 1998 to December 1998, she was Title IV Project Liaison for National Computer Systems, Inc. From September 1995 to October 1997 she served as Director of Education for ACCSCT, a national accreditation agency.

     Mr. Gaines has been Chairman of the Board of Directors since October 1994 and has served as a director since 1987. From 1987 to October 1994 and from 1988 to October 1994, he served as President and Chief Executive Officer of CLC and of Mohr Development Incorporated, respectively. From 1989 through September 1995, Mr. Gaines served as President of Blessing/White.

ITEM 11.  EXECUTIVE COMPENSATION

     This information required by this Item 11 concerning remuneration of CLC's officers and directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to CLC's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of fiscal 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to CLC's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of fiscal 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENTS

     The Company has various employment agreements with certain senior executives. The employment agreements would entitle the executives to one to two years of salary and benefits, which would be payable with respect to the year in which any breach of such agreements occurred, including termination without cause. In addition if they were terminated as the result of a change of control as defined in the agreements, they would receive amounts of one and one half of base salary or total compensation, as defined.

     In January 2000, the Company's former Chief Executive Officer and Chief Financial Officer resigned, which resulted in the Company incurring $674 of severance expenses. These amounts have been recorded in the Company's fiscal 2000 results of operations.

OTHER RELATED PARTY TRANSACTIONS

     We have adopted a policy that all transactions between CLC and its officers, directors and other affiliates must be approved by a majority of the members of CLC's Board of Directors and by a majority of the disinterested members of CLC's Board of Directors and on terms no less favorable to us than could be obtained from unaffiliated third parties. In addition, this policy requires that any loans by CLC to our officers, directors or other affiliates be for bona fide business purposes only.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     A.  Consolidated Financial Statements, see index in Item 8 on page F-1

        (1) Report of Independent Accountants

        (2) Consolidated Financial Statements

           (a) Consolidated Statements of Operations for the years ended January 31, 2000, 1999 and 1998;

           (b) Consolidated Balance Sheets as of January 31, 2000 and 1999;

           (c) Consolidated Statements of Stockholders' Equity as of January 31, 2000, 1999, 1998 and 1997;

           (d) Consolidated Statements of Cash Flows for the years ended January 31, 2000, 1999 and 1998;

           (e) Notes to Consolidated Financial Statements

     B. Consolidated Financial Statement Schedules, see index in Item 8 on page F-1

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

2.3       Amended and Restated Share Purchase        Incorporated by reference to Exhibit 99.2
          Agreement dated February 20, 1998 by and   of the Form 8-K
          among Computer Learning Centers, Inc.,
          Computer Learning Centers of Quebec,
          Inc., Delta College, Inc., Roger Matte,
          Marie Josee-Matte, Dominique Matte,
          Johanne Matte, Suzanne Matte and Dolmen
          (1994) Inc.

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

10.2*     Long-Term Incentive Plan, as amended       Incorporated by reference to Exhibit 10.1
                                                     of the Form S-1

10.3*     1995 Stock Incentive Plan, as amended by   Incorporated by reference to Exhibit 10.1
          the Board of Directors on March 23, 1996   of the Registrant's Report on Form 10-Q
                                                     filed June 13, 1996

10.4*     1995 Non-Employee Directors Stock Option   Incorporated by reference to Exhibit 10.3
          Plan                                       of the Form S-1

10.5      Second Amended and Restated Shareholders'  Incorporated by reference to Exhibit 10.1
          Agreement                                  of the 1995 Form 10-Q

10.6      Assignment Agreement, dated as of          Incorporated by reference to Exhibit 10.6
          February 27, 1995, by and among Blessing/  of the Form S-1
          White Inc., Harry H. Gaines and the
          Registrant

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT                   SEQUENTIALLY NUMBERED PAGE
-------            ----------------------                   --------------------------
10.7      Voting Agreement dated May 5, 1995 by and  Incorporated by reference to Exhibit
          among General Atlantic Corporation,        10.16 of the Form S-1
          General Atlantic Partners II, L.P. and
          GAP-CLC Partners, L.P.

10.8      Stock Repurchase Agreement, dated May 5,   Incorporated by reference to Exhibit
          1995, by and between Bankers Trust         10.17 of the Form S-1
          (Delaware) and the Registrant

10.9      Stock Repurchase Agreement, dated May 5,   Incorporated by reference to Exhibit
          1995 by and between BancBoston Capital,    10.18 of the Form S-1
          Inc. and the Registrant

10.10     Stock Repurchase Agreement, dated May 5,   Incorporated by reference to Exhibit
          1995 by and between GAP-CLC Partners,      10.19 of the Form S-1
          L.P. and the Registrant

10.11     Tax Sharing and Indemnification Agreement  Incorporated by reference to Exhibit
          by and between the Registrant and          10.26 of the Form 1996 10-K
          Blessing/White, Inc.

10.13     Employment Agreement, dated February 1,    Incorporated by reference to Exhibit
          1997, by and between Reid Bechtle and the  10.33 of the Registrant's Form 10-K filed
          Registrant                                 April 30, 1997

10.15     Severance Agreement, dated June 15, 1998,  Incorporated by reference to Exhibit 10.1
          by and between Susan L. Luster and the     of the Form 10-Q filed September 14, 1998
          Registrant

10.16     Severance Agreement, dated November 3,     Incorporated by reference to Exhibit
          1998, by and between John L. Corse and     10.16 of the Form 10-K filed May 3, 1999
          the Registrant

10.17*    1998 Stock Incentive Plan                  Incorporated by reference to Exhibit 99.1
                                                     of the Registrant's Form S-8 filed
                                                     December 23, 1998

10.18     Severance Agreement, dated July 20, 1999   Incorporated by reference to Exhibit 10.2
          by and between Christine Strachota and     of the Registrant's report on Form 10-Q
          the Registrant                             for the quarter ended July 31, 1999 filed
                                                     September 13, 1999.

10.20     Stipulation and Agreement of Settlement,   Incorporated by reference to Exhibit
          dated February 17, 1999, by and between    10.20 of the Form 10-K filed May 3, 1999
          Ganesh, L.L.C., et al., On Behalf of
          themselves and All Others Similarly
          Situated and the Registrant (Civil Action
          No. 98-859-A filed in the U.S. District
          Court-Eastern District of Virginia)

10.21     First Amendment of Credit Agreement,       Incorporated by reference to Exhibit 10.1
          dated October 31, 1998 by and between      of the Registrant's report on Form 10-Q
          First Union National Bank and the          for the quarter ended April 30, 1999
          Registrant                                 filed June 14, 1999

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT                   SEQUENTIALLY NUMBERED PAGE
-------            ----------------------                   --------------------------
10.22     Second Amendment of Credit Agreement,      Incorporated by reference to Exhibit 10.2
          dated June 10, 1999 by and between First   of the Registrant's report on Form 10-Q
          Union National Bank and the Registrant     for the quarter ended April 30, 1999
                                                     filed June 14, 1999

10.23     Second Amended and Restated Credit         Filed herewith
          Agreement, dated May 15, 2000 by and
          between First Union National Bank and the
          Registrant

10.24     First Loan Modification Agreement, dated   Filed herewith
          January 29, 2000 by and between First
          Union National Bank and the Registrant

10.25     Second Amended and Restated Pledge and     Filed herewith
          Security Agreement dated May 15, 2000 by
          and between First Union National Bank and
          the Registrant

10.26     Severance Agreement, dated January 15,     Filed herewith
          2000, by and between Mark M. Nasser and
          the Registrant

10.27     Severance Agreement, dated October 27,     Filed herewith
          1999, by and between Marie Bennett and
          the Registrant

10.28     Third Amended and Restated Revolving       Filed herewith
          Credit Note dated May 15, 2000 by and
          between First Union National Bank and the
          Registrant

21.1      List of subsidiaries                       Incorporated by reference to Exhibit 21.1
                                                     of the Form S-1

23.1      Consent of PricewaterhouseCoopers LLP      Filed herewith

27        Financial Data Schedule                    Filed herewith

99.1*     Computer Learning Centers, Inc. Employee   Incorporated by reference to Exhibit 99.1
          Stock Purchase Plan dated July 10, 1998    of the Registrant's Form S-8 Registration
                                                     Statement filed December 31, 1997
          * This exhibit is a compensatory plan or
            arrangement in which executive officers
            or directors of the Registrant
            participate.

     D.  Reports on Form 8-K

   REPORT DATE                          EVENT REPORTED
   -----------                          --------------
November 4, 1999   The Registrant announced that it had retained an
                   investment bank to explore opportunities to maximize
                   shareholder value, including the possible sale of the
                   Company.

December 31, 1999  The Registrant entered into an Amended and Restated
                   Credit Agreement with its commercial bank lender.

                                  SCHEDULE II
                        COMPUTER LEARNING CENTERS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO
                                                    BEGINNING OF   COSTS AND       NET       BALANCE AT
                                                        YEAR        EXPENSES    WRITE-OFFS   END OF YEAR
                                                    ------------   ----------   ----------   -----------
January 31, 1998
  Allowance for doubtful accounts.................     2,250         4,794        (3,131)       3,913
January 31, 1999
  Allowance for doubtful accounts.................     3,913         8,388        (4,168)       8,133
January 31, 2000
  Allowance for doubtful accounts.................     8,133         8,911        (7,145)       9,899

     The Company's allowance for doubtful accounts at January 31, 2000 and 1999 includes amounts applicable to current accounts receivable ($8,178 and $5,999, respectively) and long-term accounts receivable ($1,721 and $2,134, respectively).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPUTER LEARNING CENTERS, INC.

                                          By:       /s/ JOHN L. CORSE
                                            ------------------------------------
                                                       John L. Corse
                                               President and Chief Executive
                                                           Officer

Dated: May 16, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----

                  /s/ JOHN L. CORSE                      President, Chief Executive        May 16, 2000
-----------------------------------------------------    Officer, and Director (Principal
                    John L. Corse                        Executive Officer)

                 /s/ MARK M. NASSER                      Vice President, Chief Financial   May 16, 2000
-----------------------------------------------------    Officer and Controller
                   Mark M. Nasser                        (Principal Financial Officer)

                 /s/ HARRY H. GAINES                     Director                          May 16, 2000
-----------------------------------------------------
                   Harry H. Gaines

                 /s/ RALPH W. CLARK                      Director                          May 16, 2000
-----------------------------------------------------
                   Ralph W. Clark

                 /s/ REID R. BECHTLE                     Director                          May 16, 2000
-----------------------------------------------------
                   Reid R. Bechtle

               /s/ STEPHEN P. REYNOLDS                   Director                          May 16, 2000
-----------------------------------------------------
                 Stephen P. Reynolds