Form 10-Q
period 2000-04-30
COMPUTER LEARNING CENTERS INC
filed 2000-06-14
CIK 943206

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



                          FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                            OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      ----          OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM           TO            .
                                                  -----------   -----------

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

                                Yes X        No
                                   ---         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                             OUTSTANDING AT JUNE 12, 2000
   Common Stock, $.01 par value                          18,610,818

================================================================================

                         COMPUTER LEARNING CENTERS, INC.

                                      INDEX


                                                                                                                   PAGE
                                                                                                                  NUMBER
                                                                                                                  ------
        PART I -- FINANCIAL INFORMATION
        Item 1. Financial Statements
          Consolidated Statements of Operations.............................................................         3
          Consolidated Balance Sheets.......................................................................         4
          Consolidated Statements of Cash Flows.............................................................         5
          Notes to Consolidated Financial Statements........................................................         6
        Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..............................................................        15
        Item 3.  Quantitative and Qualitative Disclosures about Market Risks................................        23

        PART II -- OTHER INFORMATION

        Item 1.  Legal Proceedings..........................................................................        24
        Item 2.  Changes in Securities......................................................................        25
        Item 3.  Defaults Upon Senior Securities............................................................        25
        Item 4.  Submission of Matters to a Vote of Security Holders........................................        25
        Item 5.  Other Information..........................................................................        25
        Item 6.  Exhibits and Reports on Form 8-K...........................................................        25

        SIGNATURES..........................................................................................        25

                                       2

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COMPUTER LEARNING CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        FOR THE
                                                                      THREE-MONTH
                                                                     PERIOD ENDED
                                                                       APRIL 30,
                                                                      -----------
                                                                                   1999
                                                                                 RESTATED
                                                                 2000            (NOTE 2)
                                                            -------------      ------------
Revenues                                                     $    34,345       $     36,289
                                                            -------------      ------------
Costs and expenses:
     Costs of instruction and services                            26,190             25,500
     Selling and promotional                                       5,363              5,537
     General and administrative                                    4,872              4,945
     Provision for doubtful accounts                               1,867              2,551
     Amortization of intangible assets                               141                141
                                                             -----------       ------------
                                                                  38,433             38,674
                                                             -----------       ------------
Loss from operations                                              (4,088)            (2,385)
Interest expense, net                                               (119)               (19)
                                                             -----------       ------------
Loss before income taxes                                          (4,207)            (2,394)
Benefit from income taxes                                          1,750                994
                                                             -----------       ------------
     Net loss                                                $    (2,457)           $(1,400)
                                                             ===========       ============
Loss per share of common stock:
     Basic and diluted                                       $     (0.13)      $      (0.08)
                                                             ============      ============


       The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                          CONSOLIDATED BALANCE SHEETS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                             APRIL 30,           JANUARY 31,
                                                                               2000                 2000
                                                                          ---------------       -------------
                                                                            (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents........................................     $       3,495         $       7,819
     Accounts receivable, net.........................................            48,855                51,074
     Income taxes receivable..........................................             5,987                 6,083
     Deferred tax asset...............................................             7,345                 5,541
     Prepaid expenses and other current assets........................             3,347                 3,440
                                                                           -------------         -------------
          Total current assets........................................            69,029                73,957
                                                                           -------------         -------------
Fixed assets, net.....................................................            32,488                34,558
Long-term accounts receivable, net....................................             8,854                10,439
Other long-term assets................................................             5,296                 5,354
                                                                           -------------         -------------
          Total assets................................................     $     115,667         $     124,308
                                                                           =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable...........................................     $       5,900         $       3,520
     Accrued employee expenses........................................             5,478                 3,091
     Accrued other expenses...........................................             6,718                 6,498
     Current portion of long-term debt ...............................             3,034                 8,455
     Deferred revenues................................................            44,355                50,833
                                                                           -------------         -------------
          Total current liabilities...................................            65,485                72,397

Long-term deferred revenues...........................................             1,728                 1,191
Long-term debt, net of the current portion............................             2,500                2,500
Other long-term liabilities...........................................             3,258                 3,061
                                                                           -------------         -------------
          Total liabilities...........................................            72,971                79,149
                                                                           -------------         -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         authorized shares, no shares issued or
         outstanding..................................................                --                    --
     Common stock, $.01 par value, 35,000,000
         authorized shares; 18,610,818 issued and.....................
         outstanding..................................................               186                   186
     Additional paid-in capital.......................................            41,120                41,120
     Accumulated other comprehensive loss.............................               (65)                  (59)
     Retained earnings................................................             1,455                 3,912
                                                                           -------------         -------------
          Total stockholders' equity..................................            42,696                45,159
                                                                           -------------         -------------
          Total liabilities and stockholders' equity..................     $     115,667         $     124,308
                                                                           =============         =============

       The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)


                                                                                                     FOR THE THREE-MONTH
                                                                                                        PERIOD ENDED
                                                                                                          APRIL 30,
                                                                                            ---------------------------------
                                                                                                                     1999
                                                                                                                   RESTATED
                                                                                                  2000             (NOTE 2)
                                                                                                  ----           ------------
Cash flows from operating activities:
     Net loss......................................................................          $      (2,457)      $     (1,400)
     Adjustments to reconcile net loss to cash from operating
     activities:
          Provision for doubtful accounts..........................................                  1,867              2,551
          Deferred tax benefit.....................................................                  1,804                ---
          Depreciation.............................................................                  2,321              2,274
          Amortization of intangible assets........................................                    141                141
     Changes in net assets and liabilities:
          Accounts receivable......................................................                    669                546
          Income taxes receivable..................................................                     96               (158)
          Prepaid expenses and other current assets................................                     93                427
          Long-term accounts receivable............................................                  1,268              2,618
          Other long-term assets...................................................                    (89)             1,326
          Trade accounts payable...................................................                  2,380             (2,375)
          Accrued employee expenses................................................                  2,387                402
          Accrued other expenses...................................................                    220             (2,029)
          Deferred revenues........................................................                 (6,478)            (6,653)
          Long-term deferred revenues..............................................                    537               (468)
          Other long-term liabilities..............................................                    197                258
                                                                                             -------------      -------------
               Cash provided by (used for) operating activities....................                  1,348             (2,540)
                                                                                             -------------      -------------
Cash flows from investing activities:
     Capital expenditures..........................................................                   (251)            (2,354)
                                                                                             --------------     -------------
               Cash used for investing activities..................................                   (251)            (2,354)
                                                                                             --------------     -------------
Cash flows from financing activities:

     Repayments of long-term debt..................................................                 (6,795)               ---
     Borrowing from long-term debt.................................................                  1,374              1,375
                                                                                            --------------      -------------
               Cash (used for) provided by financing activities....................                 (5,421)             1,375
                                                                                             -------------     -------------
Net decrease in cash and cash equivalents..........................................                 (4,324)            (3,519)
                                                                                             -------------      -------------
Cash and cash equivalents, beginning of period.....................................                  7,819              7,691
                                                                                             -------------      -------------
Cash and cash equivalents, end of period...........................................          $       3,495      $       4,172
                                                                                             =============      =============


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

                         COMPUTER LEARNING CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. - NATURE OF THE BUSINESS, BASIS OF PRESENTATION AND GEOGRAPHIC INFORMATION:

     Nature of the Business

     Computer Learning Centers, Inc. (the "Company" or "CLC") is a public company traded on the NASDAQ National Market. As of April 30, 2000, the Company operated twenty-eight Learning Centers in the U.S. and Canada and is headquartered in Manassas, Virginia.

     Basis of Presentation

     The interim consolidated financial statements of Computer Learning Centers, Inc. as of and for the three months ended April 30, 2000 and 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Pursuant to such rules and regulations, certain notes in the audited consolidated financial statements for fiscal year 2000 included in the Company's Annual Report on the SEC's Form 10-K ("2000 Annual Report") have been omitted.

     These consolidated financial statements should be read in conjunction with the 2000 Annual Report on Form 10-K. The Company's consolidated balance sheet as of January 31, 2000 was derived from the audited financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     As used herein, the three-month periods ended April 30, 2000 and 1999 are referred to as "first quarter 2000" and "first quarter 1999," respectively.

     Geographic information

     The following table sets forth financial information for the Company's U.S. and Canadian operations.


                                                         2000                                       1999 RESTATED

AS OF AND FOR THE FIRST QUARTER                                                                       (NOTE 2)
--------------------------------     --------------------------------------------- ----------------------------------------------
                                          U.S.         CANADIAN        TOTAL             U.S.         CANADIAN         TOTAL
                                          ----         --------       --------           ----         --------       --------
Revenues                                $ 32,487       $ 1,858        $ 34,345         $ 34,213        $ 2,076       $ 36,289
(Loss) income before income taxes         (4,348)          141          (4,207)          (2,948)           554         (2,394)
Long-lived assets, net                    31,552           936          32,488           36,655          1,029         37,684

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

     Accordingly, the Company has also modified its policy in order to defer incremental direct acquisition costs, which consist primarily of certain third party fees paid on behalf of the students, net of nominal enrollment fees collected from the students at the beginning of their programs.

     The effect of these adjustments on prior fiscal years financial statements are discussed in the Company's Annual Report on Form 10-K for the year ended January 31, 2000 in Note 2 of the Notes to Consolidated Financial Statements.

     Accordingly, the financial statements and financial information contained herein for the first quarter of 1999 have been restated. The statement of operations has been restated as follows:


FOR THE THREE MONTHS ENDED APRIL 30, 1999                          REPORTED            RESTATED
                                                                  ----------          ----------
Revenues................................................          $   35,982          $   36,289
Costs and expenses......................................              38,652              38,674
Loss from operations....................................              (2,670)             (2,385)
Net loss................................................              (1,568)             (1,400)

Loss per share:
   Basic and Diluted....................................          $    (0.09)         $    (0.08)

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

U.S. Department of Education -- Regulation and Review

Under the Department of Education's regulations, an FFEL or FDL cohort default rate equal to or exceeding 25% in any one of the three most recent federal fiscal years or a default rate on Perkins loans of more than 15% in a year can be a basis for the Department to place that institution on provisional certification for up to four years for lack of administrative capability. As of April 30, 2000, four of the Company's Learning Centers are provisionally certified for participation in the Title IV Programs, due either to cohort default rates or due to a change of control following the Company's acquisition of these campuses. The provisional certifications on these four centers extend through July 2000 to September 2001. The Company expects to apply for recertification as the provisional certifications expire. The Company's Perkins loan default rate, which applies to 21 of its Learning Centers, for the most recent fiscal year exceeds 15%, which may lead to additional provisional certifications of CLC's Learning Centers.

     Under the standards of financial responsibility of the Department of Education, if an institution's annual financial aid compliance audit or a review by another regulatory agency finds that the institution made refunds late (as defined by the Department) to 5% or more of its students in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. During fiscal 2000, the Department required a letter of credit of approximately $2.2 million for all of the Company's U.S. Learning Centers, excluding the Paramus Learning Center, for which no letter of credit was required.

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

                        COMPUTER LEARNING CENTERS, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLAR AMOUNTS IN
         THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

     On March 8, 2000, the Department notified the Company that it was placing all of the Company's Learning Centers on heightened cash monitoring status 2 ("HCM2"). HCM2 does not affect the ability of Learning Centers to obligate Title IV Program funds or the ability of their students to receive all applicable forms of federal student aid. However, under HCM2, Learning Centers are required to document to the Department each student's eligibility for Title IV Program funding before being reimbursed by the Department for funds which they must advance to their eligible students. HCM2 procedures require the affected Learning Centers to submit extensive documentation proving student eligibility. Those documents are then reviewed by the Department, a process that customarily requires a minimum of thirty days. Management expects that HCM2 will delay the timing of Title IV cash flow for approximately 75 days.

                        COMPUTER LEARNING CENTERS, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLAR AMOUNTS IN
         THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


     The Department stated that this action was based on information obtained during its Alexandria, Manassas and Laurel program reviews, which indicated that the Company had failed to make refunds for some students and had failed to make refunds on a timely basis for other students. The Company vigorously disputed the Department's basis for this action and explained the significant adverse financial effects such action would have. On March 14, 2000, the Company reached an agreement with the Department resulting in a modification of the terms of its March 8 action. The key terms of the agreement are that only the Company's Alexandria, VA and Laurel, MD Learning Centers would be placed on HCM2, that the remaining Learning Centers would continue on HCM1 with the condition that the Company submit additional reports and documentation in conjunction with their future Title IV funds requests, and that the Company must engage an independent accountant to attest to the compliance with Title IV regulation of refunds and returns of funds at all of the Company's U.S. Learning Centers receiving Title IV funds (the "Special Attestation"). Management expects HCM2 will have a significant impact on the timing of cash flows at these Learning Centers and has estimated the cash flow impact of the 75 day delay at approximately $3 million.

     The Special Attestation required by the Department as part of the March 14, 2000 agreement related to a review of the payment of refunds and other returns of federal funds for the seven-month period ended January 31, 2000. The results of the Special Attestation were submitted to the Department on June 1, 2000. The Company's management believes that should the Special Attestation substantiate compliance with Title IV requirements acceptable to the Department and with CLC's continued compliance with Title IV Program requirements, the Department may remove HCM1 and HCM2 requirements at some or all of the Learning Centers. However, should the Special Attestation be interpreted as demonstrating noncompliance with Title IV Program requirements in excess of rates tolerable by the Department, the Department may take additional actions against CLC, including the possibility of placing additional Learning Centers on HCM2. Any further adverse actions initiated by the Department, including a change in status from HCM1 to HCM2 for any of the Learning Centers could have a severe impact on the Company's business, financial condition and results of operations.

State Authorization and Accreditation

     In addition to Federal oversight, the Company is subject to state level regulation as well as accreditation agency guidelines. During 1999, the Maryland Higher Education Commission ("MHEC") and Texas Workforce Commission ("TWC") reviewed programs at the Company's Laurel, Maryland, and Houston, Texas Learning Centers, respectively. In October 1998, the MHEC and TWC both issued reports citing several findings of regulatory noncompliance. During the first quarter 1999, the Company recorded expenses of $738 representing estimated costs associated with resolving the findings included in these regulatory matters, which were included in general and administrative expenses. These matters are now considered closed. The Company has no significant state regulatory actions open that management expects to result in adverse action or material fines and assessments.

     The Company is required to submit to its accreditation agency annual placement and retention rates for each Learning Center. The Company was notified in May 2000 that based on its most recent submission, that was for the twelve-month period ended June 30, 1999, eight of its Learning Centers did not achieve the minimum requirement for placement rates and one of these eight Learning Centers did not achieve the minimum retention rate requirement. Consequently, these eight Learning Centers have been assigned reporting requirements by the Company's accreditation agency.

                        COMPUTER LEARNING CENTERS, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLAR AMOUNTS IN
         THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


4. - ACCOUNTS RECEIVABLE:

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

     As of April 30, 2000, net accounts receivable consisted of the following:


                                                                                April 30, 2000
                                                             -------------------------------------------------
                                                                Current          Long term           Total
                                                               --------          ---------         ---------
Accounts receivable.....................................       $ 66,848          $  12,255         $  79,103
Student withdrawal allowance............................         (9,461)            (1,679)          (11,140)
Allowance for doubtful accounts.........................         (8,532)            (1,722)          (10,254)
                                                               --------          ---------         ---------
                                                               $ 48,855          $   8,854         $  57,709
                                                               ========          =========         =========

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


5. - LONG-TERM DEBT:

     As disclosed in the Annual Report on Form 10-K (Note 9), the Company has a stand-alone revolving credit facility with a maximum borrowing capacity of $9.2 million as well as a separate facility for letters of credit of $3.3 million. The interest rate on outstanding balances is equal to the bank's U.S. prime rate plus two percent with an additional interest fee of up to three percent based on the amount of outstanding borrowings. The prime rate of the Company's bank was 8.5% as of April 30, 2000. Both the credit facilities expire on May 31, 2001. The declining amounts of available credit over the term of each facility is structured as follows:


                                                                                        LETTER OF CREDIT
                                                                  CREDIT FACILITY*          FACILITY             TOTAL
                                                                  ----------------     ------------------    ------------
                  May 15 -- July 31, 2000                             $   9,200             $   3,300        $    12,500
                  August 1 -- September 30, 2000                          3,700                 2,575              6,275
                  October 1 -- October 31, 2000                           3,000                 2,575              5,575
                  November 1, 2000 -- May 31, 2001                        2,500                 2,575              5,075

* The facility provides for required prepayments based on tax refunds and other collateral which when received by the bank would reduce the available credit to the $2,500 level prior to November 1, 2000.

     The Company had extended approximately $3.3 million of letters of credit at April 30, 2000. Beginning on August 1, 2000 and every month thereafter, the Company is required to deposit $250 into a restricted cash account, until the balance is equal to 110% of the outstanding letters of credit, or the facility is terminated. The credit agreement requires maintenance of certain financial ratios and other restrictive covenants including limitations on purchases and sales of assets. As of April 30, 2000, the Company was in compliance with all covenants.

6.  -LOSS PER SHARE:

     The following table sets forth the basic and diluted loss per share calculations for the three months ended April 30, 2000 and 1999:


                                                                NET (LOSS)                              PER SHARE
                                                                  INCOME                SHARES            AMOUNT
                                                                ----------            ----------        ---------
       THREE-MONTH PERIOD ENDED APRIL 30, 2000
       Loss per share of common stock -- basic and diluted        $(2,457)            18,610,818          $(0.13)
                                                                  ========            ==========          =======

       THREE-MONTH PERIOD ENDED APRIL 30, 1999
       Loss per share of common stock -- basic and diluted        $(1,400)            17,493,251          $(0.08)
                                                                  ========            ==========          =======

7. - LITIGATION:

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

     Between June 1, 1998 and October 31, 1999, the Company was named as defendant in three other lawsuits in Texas and New Jersey by individual students or groups of students who formerly attended one of its Learning Centers. In two of these lawsuits, various present or former officers, directors and employees of the Company were also named as defendants. In May of 2000, the officers and directors were dismissed as defendants in these two lawsuits; however, that decision has been appealed. The complaints allege, among other things, that the Company, at the affected Learning Centers, failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, and student outcomes and violated certain provisions of the applicable state consumer laws. The Company is unable to estimate the outcome of these matters or any potential liability.

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

     The Company intends to defend itself vigorously in the lawsuits referred to above; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company has incurred and expects to continue to incur significant legal and other defense costs as a result of such proceedings. These proceedings have involved and could continue to involve substantial diversion of the time of some members of management. An adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, or could lead to other adverse consequences, including the suspension or termination of the Company's licenses to operate within the respective state, which would have a severe impact on the Company's business, financial condition and results of operations.

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


8.  - COMPREHENSIVE LOSS:

     Total comprehensive loss is summarized as follows:


                                                                                       FOR THE THREE-MONTH PERIOD
                                                                                             ENDED APRIL 30,
                                                                                        2000                1999
                                                                                        ----                ----
        Net loss ............................................................         $(2,457)            $(1,400)
        Foreign currency translation adjustment..............................              (6)                 (2)
                                                                                      -------             -------
        Total comprehensive loss.............................................         $(2,463)            $(1,402)
                                                                                      ========            ========

9.  - SIGNIFICANT EVENTS:

     Due to recurring operating losses and declining student enrollment trends, the Company announced its intent to close its San Jose, CA Learning Center. This Learning Center had 100 students at April 30, 2000 and had $1.9 million and $3.5 million in revenues in fiscal 2000 and fiscal 1999, respectively. During the quarter ended April 30, 2000, the Company recorded expenses of approximately $141 related to anticipated closing costs of this Learning Center, which is included in costs of instruction and services. This Learning Center is scheduled to teach existing students through July 31, 2001.

     During the first quarter of 2000, the Company executed a termination agreement of an operating lease for facilities in Denver, Colorado. The Company recorded lease cancellation related charges of $254 in this period, which is included in cost of instruction and services.

     The Company has various employment agreements with certain senior executives. The employment agreements entitle executives to one to two years of salary and benefits, which would be payable with respect to the year in which any breach of such agreements occurred, including termination without cause. During the first quarter of 2000, the Company recorded $170 of severance expenses in this regard. This amount is included in general and administrative expenses.

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

     This management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with Part I, Item 1 -"Business - Financial Aid and Regulation" contained in our Annual Report on Form 10-K ("2000 Annual Report"), as filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 2000, for discussion of, among other matters:

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

      - The U.S. Department of Education's ("Department of Education" or "Department") review and regulation of Title IV Programs and review of our Learning Centers, including:

                        -student loan default rates,

                        -heightened cash monitoring of our Learning Centers by
                            the Department,

                        -financial responsibility measures,

                        -reauthorization of the Higher Education Act,

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

     This MD&A should also be read in conjunction with the same titled section contained in our 2000 Annual Report for a discussion of, among other matters:

      -      A business overview;

      -      Components of income statement classification;

      -      Cyclical pattern of enrollments; and

      - Collection risk management associated with our student financing plans.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:


                                                                                                     FOR THE THREE-MONTH
                                                                                                   PERIOD ENDED APRIL 30,
                                                                                                -----------------------------
                                                                                                    2000             1999
                                                                                                                  (restated)
                                                                                                -------------     -----------
              Revenues..........................................................                      100.0%            100.0%
              Costs and expenses:
                   Costs of instruction and services............................                       76.3              70.3
                   Selling and promotional......................................                       15.6              15.3
                   General and administrative...................................                       14.2              13.6
                   Provision for doubtful accounts..............................                        5.4               7.0
                   Amortization of intangible assets............................                        0.4               0.4
                                                                                                -----------       -----------
                                                                                                      111.9             106.6
                                                                                                -----------       -----------
              Loss from operations..............................................                      (11.9)             (6.6)

              Interest expense, net.............................................                       (0.3)                -
                                                                                                -----------       -----------
              Loss before income taxes..........................................                      (12.2)             (6.6)

              Benefit from income taxes.........................................                       (5.1)             (2.7)
                                                                                                -----------       -----------
              Net loss..........................................................                       (7.2)%            (3.9)%
                                                                                                ===========       ===========

THREE MONTHS ENDED APRIL 30, 2000 ("FIRST QUARTER OF 2000") COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1999 ("FIRST QUARTER OF 1999").

     Revenues decreased 5% to $34.3 million in the first quarter of 2000 from $36.3 in the first quarter of 1999. The average number of students attending Learning Center programs decreased 7% in the first quarter of 2000 versus the first quarter of 1999. The number of students attending Learning Center programs at the end of the quarter decreased 5% to 9,755 at April 30, 2000 from 10,254 at April 30, 1999.

     When evaluating enrollment growth, we view all Learning Centers opened or acquired during the last two fiscal years (current and preceding) as "new" in order to account for the start-up period inherent in new Learning Center openings. Learning Centers opened for more than two fiscal years are "same centers." In fiscal 2001, a comparison of new centers to same centers is not meaningful as only the Norcross, Georgia school is considered a new center.

     The following summarizes Learning Center openings and acquisitions for the current and last two fiscal years.


                                                                             FISCAL    FISCAL     FISCAL

                 LEARNING CENTER OPENINGS/ACQUISITIONS                        2001      2000       1999
          -------------------------------------------------                 ------    --------   ------
          First Quarter....................................                    -          -         5
                                                                               -
          Second quarter...................................                               1         1
          Third Quarter....................................                               -         -
          Fourth Quarter...................................                               -         1
                                                                                          -         -
                    Total..................................                    -          1         7
                                                                               =          =         =

     Costs of instruction and services increased 3% to $26.2 million for the first quarter of 2000 from $25.5 million in the first quarter of 1999. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 76% in the first quarter of 2000 from 70% in the first quarter of 1999. The slight increase in costs of instruction and services relative to the 5% decrease in revenue is primarily attributable to the fixed nature of these costs and annual increases in compensation and other expenses. Also impacting the increase was $254,000 of expenses related to lease cancellation charges of a facility in Denver, Colorado and $141,000 related to the closure of our San Jose, California Learning Center.

     Selling and promotional expenses decreased 2% to $5.4 million in the first quarter of 2000 from $5.5 million in the first quarter of 1999. Selling and promotional expenses as a percentage of revenues was approximately 15% in the first quarter of 2000 and 1999.

     General and administrative expenses of $4.9 million in the first quarter of 2000 was slightly lower than those of the first quarter of 1999 and as a percentage of revenues was 14% in the first quarter of 2000 and 1999. During the first quarter of 1999, we provided $872,000 for regulatory obligations where as no amount was provided for in the first quarter of 2000. This decrease in regulatory expense was offset by increased costs of staff resulting from additional support personnel, including those in regulatory compliance, information technology support and collection departments as well as a result of increased professional fees primarily associated with the Special Attestation required by the Department of Education.

     Provision for doubtful accounts decreased 27% to $1.9 million in the first quarter of 2000 from $2.6 million in the first quarter of 1999. Provision for doubtful accounts as a percentage of revenues decreased to 5% in the first quarter of 2000 from 7% in the first quarter of 1999. This decrease is attributable to an improving collection rate on CLC financed students, which is one of the factors used in estimating our allowance for doubtful accounts.

     We incurred net interest expense of $119,000 and $9,000 in the first quarter of 2000 and 1999, respectively. This is attributable to a decrease in interest generated from lower average invested cash balances as well as interest expense on increased amounts of borrowings outstanding during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased by $4.3 million for the three month period ended April 30, 2000. Cash from operations for the first quarter of 2001 compared to the first quarter of 2000 increased by approximately $3.9 million primarily due to an increased use of trade credit, which offset the decline in net loss adjusted for non-cash charges.

     Our principal sources of funds at April 30, 2000 were cash and cash equivalents of approximately $3.5 million and net current accounts receivable of $48.9 million. Additionally, we have a credit agreement with a bank that provided for a $9.2 million revolving credit facility, with scheduled reductions through November 1, 2000 when the maximum borrowing capacity will be $2.5 million. We have pledged our expected income tax refunds of $6.1 million for immediate prepayment on this facility. We have granted the bank a security interest in substantially all of our assets. The interest on the facility is based on the bank's U.S. prime rate plus two percent with a facility charge of up to three percent dependent on the outstanding borrowings. The bank's prime rate was 8.5% at April 30, 2000. We had borrowings outstanding of approximately $5.5 million on our line of credit as of April 30, 2000 leaving approximately $3.7 million available for borrowing under the facility.

      In addition, the Company had outstanding letters of credit of approximately $3.3 million primarily to the Department of Education, and an insurance company, for surety bonds required by various states. Our credit agreement provides for a separate letter of credit facility. Our credit facility provides for $3.3 million as the maximum limit for outstanding letters of credit through July 31, 2000; thereafter, the limit is reduced to $2.6 million.

     The credit agreement, as amended, requires maintenance of certain financial ratios and contains other restrictive covenants including limitations on purchases and sales of assets. As of April 30, 2000, we were in compliance with all of these covenants. We are also required to maintain a financial responsibility score and satisfy other measures to maintain compliance with regulatory standards on an annual basis. As of January 31, 2000, we fell below certain minimum measures for certain institutions and for CLC as a whole. If our financial condition continues to deteriorate, we may no longer be able to meet minimum regulatory standards which could lead the Department to place additional Learning Centers on HCM2 or require that we post an additional letter of credit on behalf of some or all of our Learning Centers. We may also be subject to additional financial oversight and actions by State regulatory agencies or our accreditating agency as a result of failing certain of these minimum financial measures.

     As previously disclosed, we began operating under HCM2 procedures at two of our Learning Centers as of March 14, 2000. These procedures delay the receipt of Title IV Program funding for approximately 75 days. While implementing these procedures with the Department, we have experienced a delay in Title IV Program funding for two of our other Learning Centers, since they are a part of the same institution or campus group. We estimate that this delay has required us to use additional working capital to fund operations during the delay period of approximately $3 million.

     CLC leases all of its facilities under operating lease agreements. We continue to expand current facilities and upgrade equipment, as necessary; however, we do not expect to open any new Learning Centers during fiscal 2001. We anticipate fiscal 2001 capital expenditures will be approximately $2.6 million, which we expect to fund with cash from our operations.

     On April 17, 2000, we made a decision to close our San Jose, CA Learning Center. This school had 114 students as of March 31, 2000 and accounted for approximately $1.9 million and $3.5 million of our revenue in fiscal 2000 and 1999, respectively. We decided to close this Learning Center due to our market evaluation which indicated that this school could not return to profitable operations. This Learning Center is scheduled to teach existing students through July 31, 2001. We recorded a charge of $141,000 in the first quarter of 2000 related to estimated closing costs of this facility.

     We continuously review our cash flow, and seek strategies to provide favorable returns on our capital. Our Board of Directors authorized a program to repurchase up to 1,000,000 shares of our Common Stock over a two-year period ending August 31, 2000. As of June 13, 2000, we had not purchased any stock under this program and the terms of our credit facility restrict us from making any future purchases of our Common Stock.

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

     We have experienced a decline in our working capital over the last several quarterly periods. During this time, we have utilized an increasing amount of our available line of credit with our principal bank and as of April 30, 2000 there remained approximately $3.7 million of additional borrowings available under the line. However, when considering our existing student population and projected enrollments during fiscal 2001, we expect our available cash on hand and cash from operating activities will be sufficient to meet our cash requirements for at least the next twelve months (see "Certain Factors That May Affect Future Results -- Financial Condition," contained herein). During this time, we will continue to evaluate all sources of capital available to us, including bank financing or additional equity or debt offerings, to satisfy ongoing working capital and capital expenditure requirements.

REGULATORY MATTERS - CURRENT DEVELOPMENTS

     We are subject to extensive federal and state regulation and review of operations at our U.S. Learning Centers. There are regulatory reviews ongoing at certain Learning Centers which are more fully described in Part I, Item 1 - "Business - Financial Aid and Regulation" section in our fiscal 2000 Annual Report. Current developments regarding these regulatory matters are discussed below.

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

     Under the Department of Education's regulations, a cohort default rate in the Federal Family

Education Loan ("FFEL") program or William D. Ford Direct Loan ("FDL") program equal to or exceeding 25% in any one of the three most recent federal fiscal years or a default rate on Perkins loans of more than 15% in a year can be a basis for the Department to place that institution on provisional certification for up to four years for lack of administrative capability. As of April 30, 2000, four of the Company's Learning Centers are provisionally certified for participation in the FFEL program, due either to cohort default rates or due to a change of control following the Company's acquisition of these campuses. The provisional certifications on these four centers extend through July 2000 to September 2001. The Company expects to apply for recertification as the provisional certifications expire.

     Under the standards of financial responsibility of the Department of Education, if an institution's annual financial aid compliance audit or a review by another regulatory agency finds that the institution made refunds late (as defined by the Department) in 5% or more of cases in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. During fiscal 2000, the Company was required to post a letter of credit of approximately $2.2 million for all of the Company's U.S. Learning Centers, excluding the Paramus Learning Center, for which no letter of credit was required.

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

     In January 1999, the Department of Education initiated a program review of the administration of the Title IV Programs by the Company's Laurel, MD Learning Center for the period July 1, 1997 through June 30, 1999. The Department issued a preliminary report in February 2000, which contained a number of findings alleging non-compliance with certain Title IV Program requirements similar to those found in the Alexandria and Manassas program reviews discussed above. The Company submitted responses to the Department in March and April 2000 concerning all of the findings. The Company does not believe that the resolution of this review will have a severe impact on the Company's business, financial condition and results of operations.

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

     On March 8, 2000, the Department notified the Company that it was placing all of the Company's Learning Centers on heightened cash monitoring status 2 ("HCM2"). HCM2 does not affect the ability of Learning Centers to obligate Title IV Program funds or the ability of their students to receive all applicable forms of federal student aid. However, under HCM2, Learning Centers are required to document to the Department each student's eligibility for Title IV Program funding before being reimbursed by the Department for funds which they must advance to their eligible students. HCM2 procedures require the affected Learning Centers to submit extensive documentation proving student eligibility. Those documents are then reviewed by the Department, a process that customarily requires a minimum of thirty days. Management expects that HCM2 will delay the timing of Title IV cash flow for approximately 75 days.

     The Department stated that this action was based on information obtained during its Alexandria, Manassas and Laurel program reviews, which indicated that the Company had failed to make refunds for some students and had failed to make refunds on a timely basis for other students. The Company vigorously disputed the Department's basis for this action and explained the significant adverse financial effects such action would have. On March 14, 2000, the Company reached an agreement with the Department resulting in a modification of the terms of its March 8 action. The key terms of the agreement are that only the Company's Alexandria, VA and Laurel, MD Learning Centers would be placed on HCM2, that the remaining Learning Centers would continue on HCM1 with the condition that the Company submit additional reports and documentation in conjunction with their future Title IV funds requests, and that the Company must engage an independent accountant to attest to the compliance with Title IV regulation of refunds and returns of funds at all of the Company's U.S. Learning Centers receiving Title IV funds (the "Special Attestation"). Management expects HCM2 will have a significant impact on the timing of cash flows at these Learning Centers and has estimated the cash flow impact of the 75 day delay at approximately $3 million.

     The Special Attestation required by the Department as part of the March 14, 2000 agreement related to a review of the payment of refunds and other returns of federal funds for the seven-month period ended January 31, 2000. The results of the Special Attestation were submitted to the Department on June 1, 2000. The Company's management believes that should the Special Attestation substantiate compliance with Title IV requirements acceptable to the Department and with CLC's continued compliance with Title IV Program requirements, the Department may remove HCM1 and HCM2 requirements at some or all of the Learning Centers. However, should the Special Attestation be interpreted as demonstrating noncompliance with Title IV Program requirements in excess of rates tolerable by the Department, the Department may take additional actions against CLC, including the possibility of placing additional Learning Centers on HCM2. Any further adverse actions initiated by the Department, including a change in status from HCM1 to HCM2 for any of the Learning Centers could have a severe impact on the Company's business, financial condition and results of operations.

State Authorization and Accreditation

     In addition to federal oversight, we are subject to state level regulation as well as accreditation agency guidelines. We are required to submit to our accreditation agency annual placement and retention rates for each Learning Center. We were notified in May 2000 that based on our most recent submission, that was for the twelve-month period ended June 30, 1999, eight of our Learning Centers did not achieve the minimum requirement for placement rates and one of these eight Learning Centers did not achieve the minimum retention rate requirement. Consequently, these eight Learning Centers have been assigned reporting requirements by our accreditation agency.

     The Company has no significant state regulatory actions open that management expects will result in adverse action or material fines and assessments.

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

     Financial Condition

     We have experienced a decline in our working capital and available cash balances over the last several quarterly periods. During this time, we have utilized an increasing amount of our available line of credit with our principal bank and as of April 30, 2000, there was $3.7 million of borrowings available under the line. In addition, we have utilized significant financial resources to improve and expand existing Learning Centers. These uses of capital combined with the operating losses we have experienced has resulted in a deterioration of our financial condition as evidenced by our declining financial ratios. We have had to seek modification of our credit facility covenants and obtain waivers of these covenants when we have failed to meet the lender's minimum requirements. We are also required to maintain a certain financial responsibility score and satisfy other measures to maintain compliance with regulatory standards. As of January 31, 2000, for certain institutions, as defined by the Department, and for CLC as a whole, we fell below the financial responsibility score and other minimum measures. In order for us to meet our long-term plan of expanding in new and existing markets, we may need additional capital resources either from a financial institution or the capital markets. If we are unable to obtain capital from these or other sources, we may not meet these long-term plans. In addition, if our financial condition continues to deteriorate, we may not meet minimum financial responsibility standards, which could lead the Department to place additional Learning Centers on HCM2 or require that we post an additional letter of credit on behalf of some or all of our Learning Centers. We may also be subject to additional financial oversight and actions by State regulatory agencies or our accreditating agency as a result of failing certain of these minimum financial measures.

Litigation

     CLC has been named as defendant in numerous lawsuits filed by former students and employees and other parties. We intend to defend CLC vigorously in these lawsuits; however, there can be no assurance that we will be successful in defending CLC in any of these proceedings. Even if we prevail on the merits in such litigation, we expect to continue to incur significant legal and other defense costs as a result of such proceedings. These proceedings could involve substantial diversion of the time of some members of management, and an adverse determination in, or settlement of, such litigation could involve the payment of significant amounts, or could include terms in addition to such payments, which could have a severe impact on our business, financial condition and results of operations. Refer to Part II,
Item 1 -- "Legal Proceedings" herein.

     There can be no assurance that additional legal proceedings will not be filed or that adverse actions will not be initiated against CLC, either by federal or state regulators or other parties. Any such legal proceedings or adverse action could have a severe impact on CLC's business, financial condition and results of operations.

     Change in Title IV Program Funding Administrative Agent

     We utilize a third-party agent to perform maintenance of the required regulatory requirements associated with transfers of Title IV Program funds to our bank accounts. This responsibility will be transferred to a new third-party administrative agent in November 2000. We expect this transfer of responsibility to occur without significant impact on our business. However, should we experience impediments related to this transition, it may result in delays in the timing of our cash receipts, which could result in material adverse effects on our business, results of operations, and financial condition.

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

     Between June 1, 1998 and October 31, 1999, the Company was named as defendant in three other lawsuits in Texas and New Jersey by individual students or groups of students who formerly attended one of its Learning Centers. In two of these lawsuits, various present or former officers, directors and employees of the Company were also named as defendants. In May of 2000, the officers and directors were dismissed as defendants in these two lawsuits; however, that decision has been appealed. The complaints allege, among other things, that the Company, at the affected Learning Centers, failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, student outcomes and violated certain provisions of the applicable state consumer laws. The Company is unable to estimate the outcome of these matters or any potential liability.

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

Date: June 14, 2000

                                  COMPUTER LEARNING CENTERS, INC.

                                  By: /s/ MARK M. NASSER
                                     -------------------
                                     MARK M. NASSER

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

               4.1         Form of Certificate for Shares of the             Incorporated by reference to Exhibit 4.1
                           Registrant's Common Stock                         of the Form S-1

               10.1        Second Amended and Restated Credit Agreement,     Incorporated by reference to Exhibit 10.23 of
                           dated May 15, 2000 by and between First Union     the Registrant's report on Form 10-K for the
                           National Bank and the Registrant                  year ended January 31, 2000 filed May 15, 2000

               10.2        Second Amended and Restated Pledge and            Incorporated by reference to Exhibit 10.25 of
                           Security Agreement, dated May 15, 2000 by and     Registrant's report on Form 10-K for the
                           between the First Union National Bank and the     year ended January 31, 2000 filed May 15, 2000
                           Registrant


               10.3        Third Amended and Restated Revolving Credit       Incorporated by reference to Exhibit 10.28 of
                           Note, dated May 15, 2000 by and between First     the Registrant's report on Form 10-K for the
                           Union National Bank and the Registrant            year ended January 31, 2000 filed May 15, 2000

                27         Financial Data Schedule                           Filed herewith.