Form 10-Q
period 2000-07-31
COMPUTER LEARNING CENTERS INC
filed 2000-09-14
CIK 943206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
     SECURITIES ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

                                 (703) 367-7000
              (Registrant's telephone number, including area code)

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

                             Yes  [X]       No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                           OUTSTANDING AS OF SEPTEMBER 7, 2000
        Common Stock, $.01 par value                            18,617,646

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COMPUTER LEARNING CENTERS, INC.

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
  Consolidated Statements of Operations.....................     3
  Consolidated Balance Sheets...............................     4
  Consolidated Statements of Cash Flows.....................     5
  Notes to Consolidated Financial Statements................     6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    16
Item 3. Quantitative and Qualitative Disclosures about
  Market Risks..............................................    26

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings...................................    27
Item 2. Changes in Securities...............................    28
Item 3. Defaults Upon Senior Securities.....................    28
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................    28
Item 5. Other Information...................................    28
Item 6. Exhibits and Reports on Form 8-K....................    28
SIGNATURES..................................................    29

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMPUTER LEARNING CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               FOR THE              FOR THE
                                                             THREE-MONTH           SIX-MONTH
                                                             PERIOD ENDED         PERIOD ENDED
                                                               JULY 31,             JULY 31,
                                                          ------------------   ------------------
                                                                      1999                 1999
                                                                    RESTATED             RESTATED
                                                           2000     (NOTE 2)    2000     (NOTE 2)
                                                          -------   --------   -------   --------
Revenues................................................  $31,709   $33,087    $66,054   $69,376
                                                          -------   -------    -------   -------
Costs and expenses:
  Costs of instruction and services.....................   24,377    23,724     50,567    49,224
  Selling and promotional...............................    4,809     5,220     10,172    10,757
  General and administrative............................    4,088     3,656      8,960     8,601
  Provision for doubtful accounts.......................    1,915     2,617      3,782     5,168
  Amortization of intangible assets.....................      140       140        281       281
                                                          -------   -------    -------   -------
                                                           35,329    35,357     73,762    74,031
                                                          -------   -------    -------   -------
Loss from operations....................................   (3,620)   (2,270)    (7,708)   (4,655)
Interest expense, net...................................     (229)      (66)      (348)      (75)
                                                          -------   -------    -------   -------
Loss before income taxes................................   (3,849)   (2,336)    (8,056)   (4,730)
Benefit from income taxes...............................   (1,600)     (973)    (3,350)   (1,967)
                                                          -------   -------    -------   -------
  Net loss..............................................  $(2,249)  $(1,363)   $(4,706)  $(2,763)
                                                          =======   =======    =======   =======
Loss per share of common stock:
  Basic and diluted.....................................  $ (0.12)  $ (0.08)   $ (0.25)  $ (0.16)
                                                          =======   =======    =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER LEARNING CENTERS, INC.

                          CONSOLIDATED BALANCE SHEETS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               JULY 31,     JANUARY 31,
                                                                 2000          2000
                                                              -----------   -----------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  3,490      $  7,819
  Accounts receivable, net..................................     45,206        51,074
  Income taxes receivable...................................        315         6,083
  Deferred tax asset........................................      6,903         5,541
  Prepaid expenses and other current assets.................      3,020         3,440
                                                               --------      --------
          Total current assets..............................     58,934        73,957
                                                               --------      --------
Fixed assets, net...........................................     30,675        34,558
Long-term accounts receivable, net..........................     10,183        10,439
Long-term deferred tax asset................................      5,817         2,021
Other long-term assets......................................      3,199         3,333
                                                               --------      --------
          Total assets......................................   $108,808      $124,308
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................   $  5,972      $  3,520
  Accrued employee expenses.................................      4,688         3,091
  Accrued other expenses....................................      6,666         6,498
  Current portion of long-term debt.........................      3,174         8,455
  Deferred revenues.........................................     41,868        50,833
                                                               --------      --------
          Total current liabilities.........................     62,368        72,397
Long-term deferred revenues.................................      2,497         1,191
Long-term debt, net of the current portion..................          0         2,500
Other long-term liabilities.................................      3,496         3,061
                                                               --------      --------
          Total liabilities.................................     68,361        79,149
                                                               --------      --------
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 authorized
     shares, no shares issued or outstanding................         --            --
  Common stock, $.01 par value, 35,000,000 authorized
     shares; 18,617,646 and 18,610,818 issued and
     outstanding............................................        186           186
  Additional paid-in capital................................     41,120        41,120
  Accumulated other comprehensive loss......................        (65)          (59)
  (Accumulated deficit)/Retained earnings...................       (794)        3,912
                                                               --------      --------
          Total stockholders' equity........................     40,447        45,159
                                                               --------      --------
          Total liabilities and stockholders' equity........   $108,808      $124,308
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

                        COMPUTER LEARNING CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               FOR THE SIX-MONTH
                                                                 PERIOD ENDED
                                                                   JULY 31,
                                                              -------------------
                                                                           1999
                                                                         RESTATED
                                                                2000     (NOTE 2)
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (4,706)  $ (2,763)
  Adjustments to reconcile net loss to cash from operating
     activities:
     Provision for doubtful accounts........................     3,782      5,168
     Deferred tax benefit...................................    (3,425)        --
     Depreciation...........................................     4,827      4,731
     Amortization of intangible assets......................       281        281
  Changes in net assets and liabilities:
     Accounts receivable....................................     2,781      7,090
     Income taxes receivable................................     4,035         --
     Prepaid expenses and other current assets..............       420      1,057
     Long-term accounts receivable..........................      (439)     1,578
     Other long-term assets.................................      (153)      (205)
     Trade accounts payable.................................     2,452     (3,139)
     Accrued employee expenses..............................     1,597        346
     Accrued other expenses.................................       168     (2,840)
     Deferred revenues......................................    (8,965)   (11,012)
     Long-term deferred revenues............................     1,306     (1,581)
     Other long-term liabilities............................       435        274
                                                              --------   --------
       Cash provided by (used for) operating activities.....     4,396     (1,008)
                                                              --------   --------
Cash flows from investing activities:
  Capital expenditures......................................      (944)    (5,020)
                                                              --------   --------
       Cash used for investing activities...................      (944)    (4,856)
                                                              --------   --------
Cash flows from financing activities:
  Repayments of long-term debt..............................   (24,680)        --
  Borrowing from long-term debt.............................    16,899      1,875
                                                              --------   --------
       Cash (used for) provided by financing activities.....    (7,781)     1,875
                                                              --------   --------
Net decrease in cash and cash equivalents...................    (4,329)    (4,153)
                                                              --------   --------
Cash and cash equivalents, beginning of period..............     7,819      7,691
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  3,490   $  3,538
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

                        COMPUTER LEARNING CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.  NATURE OF THE BUSINESS, BASIS OF PRESENTATION AND GEOGRAPHIC INFORMATION:

     Nature of the Business

     Computer Learning Centers, Inc. (the "Company" or "CLC") is a public company traded on the NASDAQ National Market. As of July 31, 2000, the Company operated twenty-eight Learning Centers in the U.S. and Canada and is headquartered in Manassas, Virginia.

     Basis of Presentation

     The interim consolidated financial statements of Computer Learning Centers, Inc. as of and for the three and six months ended July 31, 2000 and 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Pursuant to such rules and regulations, certain notes in the audited consolidated financial statements for fiscal year 2000 included in the Company's Annual Report on the SEC's Form 10-K ("2000 Annual Report") have been omitted.

     These consolidated financial statements should be read in conjunction with the 2000 Annual Report on Form 10-K. The Company's consolidated balance sheet as of January 31, 2000 was derived from the audited financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     As used herein, the three-month periods ended July 31, 2000 and 1999 are referred to as "second quarter 2000" and "second quarter 1999," respectively.

     Geographic information

     The following table sets forth financial information for the Company's U.S. and Canadian operations.

                                                                              1999-RESTATED
                                                 2000                           (NOTE 2)
   AS OF AND FOR THE THREE-MONTH     ----------------------------   ---------------------------------
      PERIODS ENDED JULY 31,          U.S.     CANADIAN    TOTAL     U.S.       CANADIAN       TOTAL
   -----------------------------     -------   --------   -------   -------   -------------   -------
Revenues...........................  $30,271    $1,438    $31,709   $31,409      $1,678       $33,087
(Loss) income before income
  taxes............................   (3,892)       43     (3,849)   (2,405)         69        (2,336)

                                                                              1999-RESTATED
                                                 2000                           (NOTE 2)
    AS OF AND FOR THE SIX-MONTH      ----------------------------   ---------------------------------
      PERIODS ENDED JULY 31,          U.S.     CANADIAN    TOTAL     U.S.       CANADIAN       TOTAL
    ---------------------------      -------   --------   -------   -------   -------------   -------
Revenues...........................  $62,758    $3,296    $66,054   $65,622      $3,754       $69,376
(Loss) income before income
  taxes............................   (8,250)      194     (8,056)   (5,353)        623        (4,730)
Long-lived assets, net.............   29,804       871     30,675    36,951         942        37,893

2.  RESTATEMENT OF FINANCIAL STATEMENTS

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

     Accordingly, the financial statements and financial information contained herein for the second quarter and six-month period of 1999 have been restated. The statement of operations has been restated as follows:

                                                     FOR THE THREE          FOR THE SIX
                                                     MONTHS ENDED          MONTHS ENDED
                                                     JULY 31, 1999         JULY 31, 1999
                                                  -------------------   -------------------
                                                  REPORTED   RESTATED   REPORTED   RESTATED
                                                  --------   --------   --------   --------
Revenues........................................  $32,845    $33,087    $68,827    $69,376
Costs and expenses..............................   35,341     35,357     73,993     74,031
Loss from operations............................   (2,496)    (2,270)    (5,166)    (4,655)
Net loss........................................   (1,497)    (1,363)    (3,065)    (2,763)
Loss per share:
  Basic and Diluted.............................  $ (0.08)   $ (0.08)   $ (0.17)   $ (0.16)

3.  REGULATORY MATTERS:

     The Company is subject to extensive regulation as a participant in various federal and state government supported student financial aid programs. These regulations require, among other things, that the Company and its Learning Centers comply with certain financial responsibility and administrative capability requirements. Failure to comply with these requirements could result in restriction or loss by the Company or its Learning Centers of their ability to participate in federal or other financial aid programs or to provide educational and training services. Such restrictions could have a severe impact on the Company's business, financial condition and results of operations.

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     U.S. Department of Education -- Regulation and Review

     Under the Department of Education's regulations, a cohort default rate on loans under the Federal Family Education Loan ("FFEL") or Federal Direct Loan ("FDL") programs equal to or exceeding 25% in any one of the three most recent federal fiscal years or a default rate on Perkins loans of more than 15% in a year can be a basis for the Department to place that institution on provisional certification for up to four years for lack of administrative capability. As of August 31, 2000, four of the Company's Learning Centers are provisionally certified for participation in the Title IV Programs due either to cohort default rates or the change of control following the Company's acquisition of these Learning Centers. The provisional certification of two of these four Learning Centers extends through dates ranging from July 2001 to September 2001, at which time the Company expects to apply for recertification of these Learning Centers. The provisional certification of the two other Learning Centers has expired but remains in effect while the Department reviews the Learning Centers' pending applications for recertification. The Company's Perkins loan default rate, which applies to 21 of its Learning Centers, for the most recent fiscal year exceeds 15%, which may lead to the provisional certification of other Learning Centers.

     Under the standards of financial responsibility of the Department of Education, if an institution's annual financial aid compliance audit or a review by a regulatory agency finds that the institution made refunds late (as defined by the Department) to 5% or more of its withdrawn students in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. During fiscal 2001, the Company has posted letters of credit of approximately $1.8 million for all of the Company's U.S. Learning Centers, excluding the Paramus Learning Center, for which no letter of credit was required.

     In May 1998, the Department of Education initiated a program review of the administration of the Title IV Programs by the Company's Alexandria, VA and Manassas, VA Learning Centers for the period July 1, 1996 through June 30, 1998. In September 1998, the Department issued a preliminary report containing a number of findings alleging non-compliance with certain Title IV Program requirements. CLC has performed file reviews at these schools and provided additional materials requested by the Department. In order to conclude this program review, the Department has requested CLC to perform an additional file review of returns of federal funds during the review period for the Alexandria campus. Also as part of this program review, the Department has requested that the Company perform specified file reviews for its San Jose, Philadelphia and Houston Learning Centers. These reviews are now in process. The Company does not believe that the resolution of these reviews will have a material impact on the Company's business, financial condition and results of operations

     In January 1999, the Department of Education initiated a program review of the administration of the Title IV Programs by the Company's Laurel, MD Learning Center for the period July 1, 1997 through June 30, 1999. The Department issued a preliminary report in February 2000, which contained a number of findings alleging non-compliance with certain Title IV Program requirements similar to those found in the Alexandria and Manassas program review discussed above. The Company has submitted responses to the Department concerning all of the findings, and is presently in the process of performing the file reviews as agreed to with the Department. The Company does not believe that the resolution of this review will have a material impact on the Company's business, financial condition and results of operations.

     In July 1999 and August 2000, the Company submitted to the Department the results of the independent audits on the Company's administration of the Title IV Programs by all of the Learning Centers for the fiscal years ended January 31, 1999 and January 31, 2000, respectively. Each of these audits identified certain findings of non-compliance with respect to the Company's administration of the Title IV Programs. The Company has received acknowledgement that the Department has received the audits. They

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

are subject to quality control reviews and the Company will receive subsequent letters indicating actions to resolve findings. does not believe that the resolution of either of these matters will have a material impact on the Company's business, financial condition and results of operations.

     On December 10, 1999, the Company received a subpoena from the Office of Inspector General of the Department of Education for the production of various documents and materials related to the compensation of its admissions representatives and the calculation of its student loan cohort default rates. The Office of Inspector General also served subpoenas on the accounting firm that had audited the Company's financial statements and the accounting firm that had performed the Company's Title IV Program compliance audits, for copies of certain of their audits, work papers and other materials prepared in the course of their work on the Company's behalf. In discussion with the responsible attorney at the U.S. Department of Justice in December 1999 regarding the December subpoena, the Company's attorney determined that the subpoena was issued with respect to a qui tam lawsuit filed against the Company in Federal District Court in Texas alleging that the Company's compensation of certain employees was not in compliance with provisions of Title IV of the Higher Education Act. The Company has submitted all the documents requested by the Department of Education in the December subpoena. On or about July 24, 2000, the Company received a second subpoena from the Office of Inspector General seeking certain additional information. Some of the requested documents have been submitted and the remaining requested documents are in the process of being gathered. The Company's management believes that the compensation plans are in compliance with the Higher Education Act.

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

     The Department evaluates an institution's financial responsibility based on three ratios: an equity ratio, a primary reserve ratio and a net income ratio;

     1. the equity ratio measures an institution's capital resources, ability to borrow and financial viability;

     2. the primary reserve ratio measures an institution's ability to support current operations from expendable resources; and

     3. the net income ratio measures the ability of an institution to operate at a profit.

     The ratios are calculated each year based on an institution's annual audited financial statements. The results of each ratio are assigned a strength factor and then combined under a weighted formula to arrive at a composite score for the institution ranging from minus one to three, the latter being the highest possible score. An institution that achieves a composite score of at least 1.5 is considered to be financially responsible without the need for further oversight. If an institution achieves a composite score of more than 1.0 but less than 1.5, it may continue to participate in the Title IV Programs; however this may require additional reporting and monitoring procedures as determined by the Department, including the receipt of its Title IV Program funds on the "cash monitoring" basis. Such reporting and monitoring procedures also would require the institution to report significant financial or regulatory events such as any violation of a loan agreement. Three of the Company's twenty-three U.S. Learning Centers that are eligible to participate in the Title IV Programs currently operate under "heightened cash monitoring." If an institution's composite score is less than 1.0 an

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

institution may establish its financial responsibility by posting an irrevocable letter of credit in favor of the Secretary of Education in an amount equal to not less than 10 percent of the Title IV Program funds received by the institution during its most recent fiscal year, as well as accepting additional reporting and monitoring procedures, including either the "cash monitoring" or "reimbursement" methods of disbursing its Title IV Program funds, and accepting provisional certification. In addition, regardless of its financial condition, an institution may establish its financial responsibility by posting an irrevocable letter of credit in favor of the Secretary of Education in an amount equal to not less than one-half the Title IV Program funds received by the institution during its most recent fiscal year.

     Based on its audited financial statements for fiscal 2000, we have calculated a composite score of 1.3 for CLC. On this basis, the Department could return some or all of the Learning Centers to heightened cash monitoring status. Although we believe the Department's emphasis is on CLC as a whole, the Department has the right to apply the financial responsibility measures on an individual institution basis. Based on the audited financial statements for fiscal 2000 the Company has determined that two of the Company's main campuses have a composite score below 1.0 and the remaining seven main campuses have composite scores that exceed 1.5.

     Heightened Cash Monitoring

     The Department has discretion to alter the way it provides Title IV Program funds to participating institutions. It may transfer an institution from the "advance" system of funding, under which an institution receives funding from the Department in advance based on anticipated need, to the "reimbursement" system of payment, under which an institution must disburse funds to students and document their eligibility for Title IV Program funds before receiving funds from the Department. The Department may also impose a requirement known as "heightened cash monitoring," of which there are multiple levels, which requires additional reporting to and review by the Department of all Title IV funds requests.

     On April 6, 1998, the Company was notified by the Department of Education that, based upon the Department's monitoring of litigation involving the Company and certain student complaints lodged against the Company, it had placed all Learning Centers on "heightened cash monitoring status 1" ("HCM1"). This status allows all Learning Centers to continue to receive federal student financial assistance funds so long as the funds requested are drawn after they have been credited to student accounts and CLC subsequently provides evidence of such credit and other supporting information to the Department. The Department does not consider HCM1 to represent either an adverse or punitive action. This action by the Department did not have an effect on the availability or timing of financial assistance to the Company's students, nor did it have a material effect on the Company's cash flow or operating results.

     On March 8, 2000, the Department notified the Company that it was placing all of the Company's Learning Centers on "heightened cash monitoring status 2" ("HCM2"). HCM2 does not affect the ability of Learning Centers to obligate Title IV Program funds or the theoretical ability of their students to receive all applicable forms of federal student aid. However, under HCM2, Learning Centers are required to document to the Department on a sample basis, each student's eligibility for Title IV Program funding before being reimbursed by the Department for funds which they must advance to their eligible students. HCM2 procedures require the effected Learning Centers to submit extensive documentation proving student eligibility. Those documents are then reviewed by the Department. The Department's review process customarily requires a minimum of thirty days. The initial delay in the timing of Title IV cash flow under HCM2 has exceeded 170 days. Management expects that HCM2 will eventually delay the timing of Title IV cash flow for any effected campus by approximately 75 days.

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     The Department stated that the March 8, 2000 action was based on information obtained during its Alexandria, Manassas and Laurel program reviews, which indicated that the Company had failed to make refunds for some students and had failed to make refunds on a timely basis for other students. The Company vigorously disputed the Department's basis for this action and explained the significant adverse financial effects such action would have. On March 14, 2000, the Company reached an agreement with the Department resulting in a modification of the terms of its March 8 action. The key terms of the agreement are that only the Company's Alexandria, VA and Laurel, MD Learning Centers would be placed on HCM2, that the remaining Learning Centers would continue on HCM1 but with additional reporting and documentation requirements, and that the Company must engage an independent accountant to attest to the compliance with Title IV requirements respecting the timely payment of refunds and returns of funds by all of the Company's U.S. Learning Centers receiving Title IV funds (the "Special Attestation").

     The Special Attestation required by the Department as part of the March 14, 2000 agreement covered the payment of refunds and other returns of federal funds for the seven-month period ended January 31, 2000. The results of the Special Attestation were submitted to the Department on June 1, 2000. The Special Attestation showed that for the period covered there was a Company-wide exception rate of only 2 percent. Based on its review of the Special Attestation, on July 20, 2000, the Department, returned all but three of the Company's Learning Centers to the advance system of payment for Title IV funds. The Department left the Philadelphia Learning Center on HCM1 status, and left the Alexandria, VA and Laurel, MD Learning Centers on HCM2 status with reduced reporting requirements.

     State Authorization and Accreditation

     The Company is dependent on the authorization of the applicable agency or agencies of each state within which a Learning Center is located to allow it to operate and to grant degrees or diplomas to students. State authorization is also required in order for an institution to become and remain eligible to participate in the Title IV Programs. The Company is subject to extensive and varying regulation in each of the states in which the Learning Centers operate. State laws and regulations affect the Company's operations and may limit the ability of the Company to introduce degree programs or to initiate new programs of study, or to obtain authorization to operate in certain additional states. State regulatory requirements may overlap or exceed federal requirements. The Company has no significant state regulatory actions open that management expects to result in adverse action or material fines and assessments. The loss of state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the effected Learning Center ineligible to participate in the Title IV Programs, could affect its accreditation and would have a material adverse effect on the Company.

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

     The Company is required to submit to its accreditation agency annual financial statements for each main campus and the reporting units included within each main campus. The Company was notified in September 2000 that based on its most recent submission, for the twelve-month period ended January 31, 2000, two of its nine main campuses did not achieve the minimum profitability requirement. Consequently, these two main campuses have been assigned reporting requirements by the Company's accreditation agency.

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

4.  ACCOUNTS RECEIVABLE:

     Student accounts receivables are initially established for the balance of course tuition (however, only for the current academic year of multi-academic year programs) at the time a student enrolls in the Learning Center. An academic year is determined based on the length of the student's educational program and compliance with regulatory guidelines. Accounts receivables consist of financial aid, third-party and self-pay receivable balances. Financial aid receivables are student receivable balances expected to be paid through Title IV program funds. Third party student receivable balances are those to be paid by employer companies or various non-Title IV federal, state and non-governmental agencies. Self-pay student receivables consist of those amounts to be paid by the student. The Company makes available to qualifying students alternative financing arrangements ("CLC financing"), which help fund their education. Dependent upon the credit worthiness of the individual, CLC financing may be offered to assist students with meeting their financial obligations related to attending CLC. The Company requires students receiving CLC financing to make regular monthly payments. Depending on the level of financing extended to students, payment plans offered generally range from six months to three years. All amounts due to the Company in periods beyond one year are classified as long-term receivables.

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

     As of July 31, 2000, net accounts receivable consisted of the following:

                                                                  JULY 31, 2000
                                                          -----------------------------
                                                          CURRENT   LONG TERM    TOTAL
                                                          -------   ---------   -------
Accounts receivable.....................................  $61,638    $13,518    $75,156
Student withdrawal allowance............................   (8,268)    (1,702)    (9,970)
Allowance for doubtful accounts.........................   (8,164)    (1,633)    (9,797)
                                                          -------    -------    -------
Accounts receivable, net................................  $45,206    $10,183    $55,389
                                                          =======    =======    =======

5.  LONG-TERM DEBT:

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

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

The prime rate of the Company's bank was 9.5% as of July 31, 2000. Both credit facilities expire on May 31, 2001. The declining amounts of available credit over the term of each facility is structured as follows:

                                                             LETTER OF CREDIT
                                          CREDIT FACILITY*       FACILITY        TOTAL
                                          ----------------   ----------------   -------
May 15 -- July 31, 2000.................       $9,200             $3,300        $12,500
August 1 -- September 30, 2000..........        3,700              2,575          6,275
October 1 -- October 31, 2000...........        3,000              2,575          5,575
November 1, 2000 -- May 31, 2001........        2,500              2,575          5,075

---------------
* The facility provides for required prepayments based on tax refunds and other collateral which when received by the bank would reduce the available credit to the $2,500 level prior to November 1, 2000.

     The Company had extended approximately $2.1 million of letters of credit at July 31, 2000. Beginning on August 1, 2000 and for nine months hereafter, the Company is required to deposit $250 into a restricted cash account, until the balance is equal to 110% of the outstanding letters of credit, or the facility is terminated. The credit agreement requires maintenance of certain financial ratios and other restrictive covenants including limitations on purchases and sales of assets. As of July 31, 2000, the Company was in compliance with all ratios and covenants. In July 2000 the Company received a Federal tax refund of approximately $4.0 million which reduced the revolving credit facility to $5.2 million. On August 1, 2000, the revolving credit facility was reduced to $3.7 million and in August 2000 the Company received a state tax refund equal to $169 further reducing the revolving credit facility to approximately $3.5 million. On August 31, 2000 the Company completed the sale of its Canadian Learning Centers ("Delta College"). Upon completion of the sale, the bank received $391,000 further reducing the credit facility to approximately $3.1 million.

6.  LOSS PER SHARE:

     The following table sets forth the basic and diluted loss per share calculations for the three and six months ended July 31, 2000 and 1999:

                                                              NET (LOSS)                PER SHARE
                                                                INCOME       SHARES      AMOUNT
                                                              ----------   ----------   ---------
THREE-MONTH PERIOD ENDED JULY 31, 2000
Loss per share of common stock -- basic and diluted.........   $(2,249)    18,617,646    $(0.12)
                                                               =======     ==========    ======
THREE-MONTH PERIOD ENDED JULY 31, 1999
Loss per share of common stock -- basic and diluted.........   $(1,363)    17,726,030    $(0.08)
                                                               =======     ==========    ======

                                                              NET (LOSS)                PER SHARE
                                                                INCOME       SHARES      AMOUNT
                                                              ----------   ----------   ---------
SIX-MONTH PERIOD ENDED JULY 31, 2000
Loss per share of common stock -- basic and diluted.........   $(4,706)    18,617,646    $(0.25)
                                                               =======     ==========    ======
SIX-MONTH PERIOD ENDED JULY 31, 1999
Loss per share of common stock -- basic and diluted.........   $(2,763)    17,609,640    $(0.16)
                                                               =======     ==========    ======

7.  LITIGATION:

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

     Between June 1, 1998 and October 31, 1999, the Company was named as defendant in four other lawsuits in Texas and New Jersey by individual students or groups of students who formerly attended one of its Learning Centers. The June 1, 1998 lawsuit has been settled. In two of the remaining lawsuits, various present or former officers, directors and employees of the Company were also named as defendants. In May of 2000, the officers and directors were dismissed as defendants in these two lawsuits; however, those decisions have been appealed. The complaints allege, among other things, that the Company, at the affected Learning Centers, failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, and student outcomes and violated certain provisions of the applicable state consumer laws. The Company is unable to estimate the outcome of these matters or any potential liability.

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

     The Company intends to defend itself vigorously in the lawsuits referred to above; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company has incurred and expects to continue to incur significant legal and other defense costs as a result of such proceedings. These proceedings have involved and could continue to involve substantial diversion of the time of some members of management. An adverse determination in, or settlement of, such litigation could involve payment of significant amounts, or could include terms in addition to such payments, or could lead to other adverse consequences, including the suspension or termination of the Company's licenses to operate within the respective state, which would have a severe impact on the Company's business, financial condition and results of operations.

                        COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

8.  COMPREHENSIVE LOSS:

     Total comprehensive loss is summarized as follows:

                                              FOR THE THREE-MONTH        FOR THE SIX-MONTH
                                             PERIOD ENDED JULY 31,     PERIOD ENDED JULY 31,
                                             ----------------------    ----------------------
                                               2000         1999         2000         1999
                                             ---------    ---------    ---------    ---------
Net loss...................................   $(2,249)     $(1,363)     $(4,706)     $(2,763)
Foreign currency translation adjustment....        (0)           4           (6)          (4)
                                              -------      -------      -------      -------
          Total comprehensive loss.........   $(2,249)     $(1,359)     $(4,712)     $(2,767)
                                              =======      =======      =======      =======

9.  SIGNIFICANT EVENTS:

     Due to recurring operating losses and declining student enrollment trends, the Company announced its intent to close its San Jose, CA Learning Center. This Learning Center had 62 students as of July 31, 2000 and had $1.9 million and $3.5 million in revenues in fiscal 2000 and fiscal 1999, respectively. During the quarter ended April 30, 2000, the Company recorded expenses of approximately $141 related to anticipated closing costs of this Learning Center, which is included in costs of instruction and services. This Learning Center is scheduled to teach existing students through July 31, 2001.

     During the first quarter of 2000, the Company executed a termination agreement of an operating lease for facilities in Denver, Colorado. The Company recorded lease cancellation related charges of $254 in the first quarter period, which is included in cost of instruction and services.

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

10.  SUBSEQUENT EVENTS

     On August 31, 2000, the Company completed the sale of its Canadian Learning Centers ("Delta College") to CDI Education Corporation, Canada's largest public information technology education and training company, for approximately $1.4 million. Proceeds will be used to reduce the Company's outstanding line of credit and for general working capital purposes.

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

     This management's discussion and analysis of the Company's financial condition and results of operations ("MD&A") should be read in conjunction with
Part I, Item 1 -- "Business -- Financial Aid and Regulation" contained in our Annual Report on Form 10-K ("2000 Annual Report"), as filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 2000, for discussion of, among other matters:

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

          -student loan default rates,

          -heightened cash monitoring of our Learning Centers by the Department,

          -financial responsibility measures,

          -reauthorization of the Higher Education Act,

          -the effect of a change in control, and

          -percentage of applicable revenue that may be derived from Title IV programs

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:

                                                   FOR THE THREE-MONTH         FOR THE SIX-MONTH
                                                  PERIOD ENDED JULY 31,      PERIOD ENDED JULY 31,
                                                  ---------------------      ---------------------
                                                                1999                       1999
                                                  2000       (RESTATED)      2000       (RESTATED)
                                                  -----      ----------      -----      ----------
Revenues........................................  100.0%       100.0%        100.0%       100.0%
Costs and expenses:
  Costs of instruction and services.............   76.9         71.7          76.6         71.0
  Selling and promotional.......................   15.2         15.8          15.4         15.5
  General and administrative....................   12.9         11.0          13.6         12.4
  Provision for doubtful accounts...............    6.0          7.9           5.7          7.4
  Amortization of intangible assets.............    0.4          0.4           0.4          0.4
                                                  -----        -----         -----        -----
                                                  111.4        106.8         111.7        106.7
                                                  -----        -----         -----        -----
Loss from operations............................  (11.4)        (6.8)        (11.7)        (6.7)
Interest expense, net...........................   (0.7)        (0.2)         (0.5)        (0.1)
                                                  -----        -----         -----        -----
Loss before income taxes........................  (12.1)        (7.0)        (12.2)        (6.8)
Benefit from income taxes.......................   (5.0)        (2.9)         (5.1)        (2.8)
                                                  -----        -----         -----        -----
Net loss........................................   (7.1)        (4.1)         (7.1)        (4.0)
                                                  =====        =====         =====        =====

THREE MONTHS ENDED JULY 31, 2000 ("SECOND QUARTER OF 2000") COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1999 ("SECOND QUARTER OF 1999").

     Revenues decreased 4% to $31.7 million in the second quarter of 2000 from $33.1 in the second quarter of 1999. The average number of students attending Learning Center programs decreased 3% in the second quarter of 2000 versus the second quarter of 1999. The number of students attending Learning Center programs at the end of the quarter decreased 2% to 9,325 at July 31, 2000 from 9,475 at July 31, 1999.

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

     The following summarizes Learning Center openings and acquisitions for the current and last two fiscal years.

                                                              FISCAL   FISCAL   FISCAL
           LEARNING CENTER OPENINGS/ACQUISITIONS               2001     2000     1999
           -------------------------------------              ------   ------   ------
First Quarter...............................................   --       --        5
Second Quarter..............................................   --        1        1
Third Quarter...............................................            --       --
Fourth Quarter..............................................            --        1
                                                                --       --       --
     Total..................................................   --        1        7
                                                                ==       ==       ==

     Costs of instruction and services increased to $24.4 million for the second quarter of 2000 versus $23.7 million in the second quarter of 1999. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 77% in the second quarter of 2000 from 72% in the second quarter of 1999. The increase in costs of instruction and services relative to the 4% decrease in revenue is primarily attributable to the fixed nature of these costs.

     Selling and promotional expenses were $4.8 million in the second quarter of 2000 versus $5.2 million in the second quarter of 1999. Selling and promotional expenses as a percentage of revenues was approximately 15% in the second quarter of 2000 and 16% in the second quarter of 1999.

     General and administrative expenses increased to $4.1 million in the second quarter of 2000 from $3.7 million in the second quarter of 1999 and as a percentage of revenues was 13% in the second quarter of 2000 versus 11% in the second quarter of 1999. During the second quarter of 2000 increased costs are primarily the result of increased professional fees associated with the Special Attestation and file reviews required by the Department of Education.

     Provision for doubtful accounts decreased 27% to $1.9 million in the second quarter of 2000 from $2.6 million in the second quarter of 1999. Provision for doubtful accounts as a percentage of revenues decreased to 6.0% in the second quarter of 2000 from 8% in the second quarter of 1999. This decrease is attributable to an improving collection rate on CLC financed student loans, which is one of the factors used in estimating our allowance for doubtful accounts.

     We incurred net interest expense of $229,000 and $66,000 in the second quarter of 2000 and 1999, respectively. This is attributable to increased amounts of borrowings outstanding during the second quarter of 2000 versus second quarter of 1999.

SIX MONTHS ENDED JULY 31, 2000 COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1999

     Revenues decreased 5% to $66.1 million for the six months of 2000 from $69.4 for the six months of 1999. The average number of students attending Learning Center programs decreased 5% for the six months of 2000 versus for the six months of 1999. The number of students attending Learning Center programs at July 31, 2000 decreased 2% to 9,325 from 9,475 at July 31, 1999.

     Costs of instruction and services increased 3% to $50.6 million for the six months of 2000 from $49.2 million for the six months of 1999. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 77% for the six months of 2000 from 71% for the six months of 1999. The increase in costs of instruction and services relative to the 5% decrease in revenue is primarily attributable to the fixed nature of these costs and annual increases in compensation and other expenses. Also impacting the increase was $254,000 of expenses related to lease cancellation charges of a facility in Denver, Colorado and expenses of $141,000 related to the closure of our San Jose, California Learning Center.

     Selling and promotional expenses decreased 6% to $10.2 million for the six months of 2000 from $10.8 million for the six months of 1999. Selling and promotional expenses as a percentage of revenues was 15% for the six months of 2000 and 16% for the six months of 1999.

     General and administrative expenses increased to $8.8 million for the six months of 2000 from $8.6 million for the six months of 1999 and as a percentage of revenues was 13% for the six months of 2000 and 12% for the six months of 1999. This increase is primarily related to increased professional fees primarily associated with the Special Attestation and file reviews required by the Department of Education.

     Provision for doubtful accounts decreased 27% to $3.8 million for the six months of 2000 from $5.2 million for the six months of 1999. Provision for doubtful accounts as a percentage of revenues decreased to 6% for the six months of 2000 from 7% for the six months of 1999. This decrease is attributable to an improving collection rate on CLC financed student loans, which is one of the factors used in estimating our allowance for doubtful accounts.

     We incurred net interest expense of $348,000 and $75,000 for the six months of 2000 and 1999, respectively. This is attributable to increased amounts of borrowings outstanding during the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased by $4.3 million for the six months ended July 31, 2000. Cash from operations for the first six months of 2000 compared to the first six months of 1999 increased by approximately $5.4 million primarily due to the Company receiving in July 2000 a federal tax refund equal to $4.035 million and an increased use of trade credit.

     Our principal sources of funds at July 31, 2000 were cash and cash equivalents of approximately $3.5 million and net current accounts receivable of $45.1 million. Additionally, we have a credit agreement with a bank that provided for a $9.2 million revolving credit facility, with scheduled reductions through November 1, 2000 when the maximum borrowing capacity will be $2.5 million. We have pledged our expected income tax refunds of $4.4 million for immediate prepayment on this facility. In July 2000, we received the federal portion of the income tax refund equal to approximately $4.0 million. We have granted the bank a security interest in substantially all of our assets. The interest on the facility is based on the bank's U.S. prime rate plus two percent with a facility charge of up to three percent dependent on the outstanding borrowings. The bank's prime rate was 9.5% at July 31, 2000. We had borrowings outstanding of approximately $3.2 million on our line of credit as of July 31, 2000.

     On August 1, 2000, the revolving credit facility was reduced to $3.7 million and in August 2000 the Company received a state tax refund equal to $169,000 further reducing the revolving credit facility to approximately $3.5 million. At August 31, 2000, state tax refunds equal to approximately $150,000 are still pending. On August 31, 2000, the Company completed the sale of its Canadian Learning Centers ("Delta College"). Upon completion of the sale, the bank received $391,000 further reducing the credit facility to approximately $3.1 million. Due to Canadian tax implications associated with the sale of Delta College, approximately $715,000 has not yet been received by CLC. We believe that we will receive these funds during the next 30 to 60 days. The purchaser will pay the remaining $270,000 over a two-year period. This credit facility is scheduled to be reduced further to $3.0 million effective October 1, 2000.

     Our credit agreement provides for a separate letter of credit facility. As of July 31, 2000, the Company had outstanding letters of credit of approximately $2.1 million primarily to the Department of Education. Our letter of credit facility provides for $3.3 million as the maximum limit for outstanding letters of credit through July 31, 2000; thereafter, the limit is reduced to $2.6 million.

     The credit agreement, as amended, requires maintenance of certain financial ratios and contains other restrictive covenants including limitations on purchases and sales of assets. As of July 31, 2000, we were in compliance with all of these ratios and covenants.

     We are also required to maintain a financial responsibility score and satisfy other measures to maintain compliance with regulatory standards on an annual basis. As of January 31, 2000, we fell below certain minimum measures for certain institutions, and based on the score for CLC as a whole, some or all of our Learning Centers could be returned to heightened cash monitoring status by the Department. Further if our financial condition continues to deteriorate, we may no longer be able to meet minimum regulatory standards which could lead the Department to require that we post an additional letter of credit on behalf of some or all of our Learning Centers. We may also be subject to additional financial oversight and actions by State regulatory agencies or our accreditation agency as a result of failing certain of these minimum financial measures.

     As previously disclosed, we began operating under HCM2 procedures at two of our Learning Centers as of March 14, 2000. These procedures have delayed the receipt of Title IV Program funding for approximately 170 days. While implementing these procedures with the Department, we have experienced a delay in Title IV Program funding for two of our other Learning Centers, since they are a part of the same institution or campus group. We estimate that this delay has required us to use additional working capital to fund operations during the delay period of approximately $4.0 million.

     CLC leases all of its facilities under operating lease agreements. We continue to expand current facilities and upgrade equipment, as necessary; however, we do not expect to open any new Learning Centers during fiscal 2001. We anticipate fiscal 2001 capital expenditures will be approximately $2.6 million, which we expect to fund with cash from our operations.

     On April 17, 2000, we made a decision to close our San Jose, CA Learning Center. This school had 62 students as of July 31, 2000 and accounted for approximately $1.9 million and $3.5 million of our revenue in fiscal 2000 and 1999, respectively. We decided to close this Learning Center due to our market evaluation which indicated that this school could not return to profitable operations. This Learning Center is scheduled to teach existing students through July 31, 2001. We recorded a charge of $141,000 in the first quarter of 2000 related to estimated closing costs of this facility.

     We continuously review our cash flow, and seek strategies to provide favorable returns on our capital. Our Board of Directors authorized a program to repurchase up to 1,000,000 shares of our Common Stock over a two-year period ending August 31, 2000. As of August 31, 2000, we had not purchased any stock under this program and the terms of our credit facility restricted us from making any purchases of our Common Stock.

     We have undertaken the development of a new proprietary administrative software system, which we believe will serve to mitigate deficiencies in our record-keeping systems identified by previous regulatory reviews. We expect to expend approximately $3.0 million to develop and implement this system, which we anticipate will be completed in the early months of 2001. To date, we have expended approximately $2.1 million to develop and implement this system.

     We have experienced a decline in our working capital over the last several quarterly periods. During this time, we have utilized an increasing amount of our available line of credit with our principal bank. However, when considering our existing student population and projected enrollments during fiscal 2001, we expect our available cash on hand and cash from operating activities will be sufficient to meet our cash requirements for at least the next twelve months (see "Certain Factors That May Affect Future Results -- Financial Condition," contained herein). During this time, we will continue to evaluate all sources of capital available to us, including bank financing or additional equity or debt offerings, to satisfy ongoing working capital and capital expenditure requirements. However, effective September 5, 2000 the line of credit was reduced to $3.1 million and is scheduled to be reduced to $3.0 million effective October 1, 2000 and further reduced to $2.5 million effective November 1, 2000.

REGULATORY MATTERS -- CURRENT DEVELOPMENTS

     We are subject to extensive federal and state regulation and review of operations at our U.S. Learning Centers. There are regulatory reviews ongoing at certain Learning Centers which are more fully described in Part I, Item
1 -- "Business -- Financial Aid and Regulation" section in our fiscal 2000 Annual Report. Current developments regarding these regulatory matters are discussed below.

     U.S. Department of Education -- Regulation and Review

     The Company is subject to extensive regulation as a participant in various federal and state government supported financial aid programs. These regulations require, among other things, that the Company and its Learning Centers comply with certain financial responsibility and administrative capability requirements. Failure to comply with these requirements could result in a restriction or loss by the Company or its Learning Centers of their ability to participate in federal or other student financial aid programs or to provide educational and training services. Such restrictions or loss could have a material impact on the Company's business, financial condition and results of operations. For fiscal 2000, approximately 64% of the Company's revenues were derived from tuitions that are funded by various federal student financial aid programs.

     Under the Department of Education's regulations, an FFEL or FDL cohort default rate equal to or exceeding 25% in any one of the three most recent federal fiscal years or a default rate on Perkins loans of more than 15% in a year can be a basis for the Department to place that institution on provisional certification for up to four years for lack of administrative capability. As of August 31, 2000, four of the Company's Learning Centers are provisionally certified for participation in the Title IV Programs due either to cohort default rates or the change of control following the Company's acquisition of these Learning Centers. The provisional certifications of two of these Learning Centers extends through June 2001 and September 2001, at which time the Company expects to apply for recertification of these Learning Centers. The provisional certification of the two other Learning Centers has expired but remains in effect while the Department reviews the Learning Centers' pending applications for recertification. The Company's Perkins loan default rate, which applies to 21 of its Learning Centers, for the most recent fiscal year exceeds 15%, which may lead to the provisional certification of other Learning Centers.

     Under the standards of financial responsibility of the Department of Education, if an institution's annual financial aid compliance audit or a review by a regulatory agency finds that the institution made refunds late (as defined by the Department) to 5% or more of its withdrawn students in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. During fiscal 2001, the Company has posted letters of credit of approximately $1.8 million for all of the Company's U.S. Learning Centers, excluding the Paramus Learning Center, for which no letter of credit was required.

     In May 1998, the Department of Education initiated a program review of the administration of the Title IV Programs by the Company's Alexandria, VA and Manassas, VA Learning Centers for the period July 1, 1996 through June 30, 1998. In September 1998, the Department issued a preliminary report containing a number of findings alleging non-compliance with certain Title IV Program requirements. CLC has performed file reviews at these schools and provided additional materials requested by the Department. In order to conclude this program review, the Department has requested CLC to perform an additional file review of returns of federal funds during the review period for the Alexandria Learning Center. Also as part of this program review the Department has requested that the Company perform specified file reviews for its San Jose, Philadelphia and Houston Learning Centers. The reviews are now in process. The Company does not believe that the resolution of these reviews will have a material impact on the Company's business, financial condition and results of operations.

     In January 1999, the Department of Education initiated a program review of the administration of the Title IV Programs by the Company's Laurel, MD Learning Center for the period July 1, 1997 through June 30, 1999. The Department issued a preliminary report in February 2000, which contained a number of findings alleging non-compliance with certain Title IV Program requirements similar to those found in the Alexandria and Manassas program review discussed above. The Company has submitted responses to the Department concerning all of the findings, and is presently in the process of performing the file reviews as agreed to with the Department. The Company does not believe that the resolution of this review will have a material impact on the Company's business, financial condition and results of operations.

     In July 1999 and August 2000, the Company submitted to the Department the results of the independent audits on the administration of the Title IV Programs by all of the Learning Centers for the fiscal years ended January 31, 1999 and January 31, 2000, respectively. Each of these audits identified certain findings of non-compliance with respect to the Company's administration of the Title IV Programs. The Company has received acknowledgement that the Department has received the audits. They are subject to quality control reviews and the Company will receive subsequent letters indicating actions to resolve findings. The Company does not believe that the resolution of either of these matters will have a material impact on the Company's business, financial condition and results of operations.

     On December 10, 1999, we received a subpoena from the Office of Inspector General of the Department of Education for the production of various documents and materials related to the compensation of our admissions representatives and the calculation of our student loan cohort default rates. The Office of Inspector General also served subpoenas on the accounting firm that had audited our financial statements and the accounting firm that had performed our Title IV Program compliance audits, for copies of certain of their audits, work papers and other materials prepared in the course of their work on our behalf. In discussion with the responsible attorney at the U.S. Department of Justice in December 1999 regarding the December subpoena, our attorney determined that the subpoena was issued with respect to a qui tam lawsuit filed against us in Federal District Court in Texas alleging that our compensation of certain employees was not in compliance with provisions of Title IV of the Higher Education Act. We have submitted all the documents requested by the Department of Education in the December subpoena. On or about July 24, 2000 we received a second subpoena from the Office of Inspector General seeking certain additional information. We have submitted some of the requested documents and we are in the process of gathering the remaining requested documents. We believe that our compensation plans are in compliance with the Higher Education Act.

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

     The Department evaluates an institution's financial responsibility based on three ratios: an equity ratio, a primary reserve ratio and a net income ratio;

     1. the equity ratio measures an institution's capital resources, ability to borrow and financial viability;
     2. the primary reserve ratio measures an institution's ability to support current operations from expendable resources; and
     3. the net income ratio measures the ability of an institution to operate at a profit.

     The ratios are calculated each year based on an institution's annual audited financial statements. The results of each ratio are assigned a strength factor and then combined under a weighted formula to arrive at a composite score for the institution ranging from minus one to three, the latter being the highest possible score. An institution that achieves a composite score of at least 1.5 is considered to be financially responsible without the need for further oversight. If an institution achieves a composite score of more than 1.0 but less than 1.5, it may continue to participate in the Title IV Programs under additional reporting and monitoring procedures as determined by the Department, including the receipt of its Title IV Program funds on the "cash monitoring" basis. Such reporting and monitoring procedures also would require the institution to report significant financial or regulatory events such as any violation of a loan agreement. Three of our twenty-three U.S. Learning Centers that are eligible to participate in the Title IV Programs currently operate under "heightened cash monitoring." If an institution's composite score is less than 1.0 an institution may establish its financial responsibility by posting an irrevocable letter of credit in favor of the Secretary of Education in an amount equal to not less than 10 percent of the Title IV Program funds received by the institution during its most recent fiscal year, as well as accepting additional reporting and monitoring procedures, including either the "cash monitoring" or "reimbursement" methods of disbursing its Title IV Program funds, and accepting provisional certification. In addition, regardless of its financial condition, an institution may establish its financial responsibility by posting an irrevocable letter of credit in favor of the Secretary of Education in an amount equal to not less than one-half the Title IV Program funds received by the institution during its most recent fiscal year.

     Based on its audited financial statements for fiscal 2000, we have calculated a composite score of 1.3 for CLC. Although we believe the Department's emphasis is on CLC as a whole, the Department has the right to apply the financial responsibility measures on an individual institution basis. Based on our audited financial statements for fiscal 2000 we have determined that two of our institutions have a composite score below 1.0 and the remaining seven institutions have composite scores that exceed 1.5. Based on the score of CLC as a whole, the Department could return all of the Learning Centers to heightened cash monitoring.

     Heightened Cash Monitoring

     The Department has discretion to alter the way it provides Title IV Program funds to participating institutions. It may transfer an institution from the "advance" system of funding, under which an institution receives funding from the Department in advance based on anticipated need, to the "reimbursement" system of payment, under which an institution must disburse funds to students and document their eligibility for

Title IV Program funds before receiving funds from the Department. The Department may also impose a requirement known as "heightened cash monitoring," of which there are multiple levels, which requires additional reporting to and review by the Department of all Title IV funds requests.

     On April 6, 1998, the Company was notified by the Department of Education that, based upon the Department's monitoring of litigation involving the Company and certain student complaints lodged against the Company, it had placed all Learning Centers on heightened cash monitoring status 1 ("HCM1"). This status allows all Learning Centers to continue to receive federal student financial assistance funds so long as the funds requested are drawn after they have been credited to student accounts and CLC subsequently provides evidence of such credit and other supporting information to the Department. The Department does not consider HCM1 to represent either an adverse or punitive action. This action by the Department did not have an effect on the availability or timing of financial assistance to the Company's students, nor did it have a material effect on the Company's cash flow or operating results.

     On March 8, 2000, the Department notified the Company that it was placing all of the Company's Learning Centers on heightened cash monitoring status 2 ("HCM2"). HCM2 does not affect the ability of Learning Centers to obligate Title IV Program funds or the theoretical ability of their students to receive all applicable forms of federal student aid. However, under HCM2, Learning Centers are required to document to the Department on a sample basis, each student's eligibility for Title IV Program funding before being reimbursed by the Department for funds which they must advance to their eligible students. HCM2 procedures require the effected Learning Centers to submit extensive documentation proving student eligibility. The documents are then reviewed by the Department. The Department's review process customarily requires a minimum of thirty days. The initial delay in the timing of Title IV cash flow for the effected learning centers under HCM2 has exceeded 170 days. Management expects that HCM2 will eventually delay the timing of Title IV cash flow for any affected campus by approximately 75 days.

     The Department stated that this March 8, 2000 action was based on information obtained during its Alexandria, Manassas and Laurel program reviews, which indicated that the Company had failed to make refunds for some students and had failed to make refunds on a timely basis for other students. The Company vigorously disputed the Department's basis for this action and explained the significant adverse financial effects such action would have. On March 14, 2000, the Company reached an agreement with the Department resulting in a modification of the terms of its March 8 action. The key terms of the agreement were that only the Company's Alexandria, VA and Laurel, MD Learning Centers would be placed on HCM2, that the remaining Learning Centers would continue on HCM1 but with additional reporting and documentation requirements, and that the Company must engage an independent accountant to attest to the compliance with Title IV requirements respecting the timely payment of refunds and returns of funds by all of the Company's U.S. Learning Centers receiving Title IV funds (the "Special Attestation").

     The Special Attestation required by the Department as part of the March 14, 2000 agreement covered the payment of refunds and other returns of federal funds for the seven-month period ended January 31, 2000. The results of the Special Attestation were submitted to the Department on June 1, 2000. The Special Attestation showed that for the period covered there was a Company-wide exception rate of only 2 percent. Based on its review of the Special Attestation, on July 20, 2000, the Department returned all but 3 of the Company's Learning Centers to the advance system of payment for Title IV program funds. The Department left the Philadelphia Learning Center on HCM1 status, and left the Alexandria, VA and Laurel, MD Learning Centers on HCM2 status with reduced reporting requirements.

     State Authorization and Accreditation

     In addition to federal oversight, we are subject to state level regulation as well as accreditation agency guidelines. The Company is dependent on the authorization of the applicable agency or agencies of each state within which a Learning Center is located to allow it to operate and to grant degrees or diplomas to students. State authorization is also required in order for an institution to become and remain eligible to participate in the Title IV Programs. The Company is subject to extensive and varying regulation in each of the states in which the Learning Centers operate. State laws and regulations affect the Company's operations and may limit the ability of the Company to introduce degree programs or to initiate new programs of study, or to obtain authorization to operate in certain additional states. State regulatory requirements may overlap or exceed federal requirements. The Company has no significant state regulatory actions open that management expects to result in adverse action or material fines and assessments. The loss of state authorization by an existing Learning Center or the failure of a new or newly acquired Learning Center to obtain state authorization would render the effected Learning Center ineligible to participate in the Title IV Programs, could affect its accreditation and would have a material adverse effect on the Company.

     We are required to submit to our accreditation agency annual placement and retention rates for each Learning Center, as well as financial information for each main campus together with its reporting units. We were notified in May 2000 that based on our most recent submission, that was for the twelve-month period ended June 30, 1999, eight of our Learning Centers did not achieve the minimum requirement for placement rates and one of these eight Learning Centers did not achieve the minimum retention rate requirement. Consequently, these eight Learning Centers have been assigned reporting requirements by our accreditation agency. Also two Learning Centers did not meet financial requirements for the fiscal year ended January 31, 2000, and consequently have been assigned additional financial reporting requirements.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors, among others, including without limitation those set forth below under the caption Part II, Item 1 -- "Legal Proceedings," could cause actual results to differ materially from those contained in forward looking statements made in this Report on Form 10-Q and presented elsewhere by us from time to time.

     Financial Condition

     We have experienced a decline in our working capital and available cash balances over the last several quarterly periods. During this time, we have utilized an increasing amount of our available line of credit with our principal bank and as of September 5, 2000, there were $3.1 million of borrowings available under our line of credit. In addition, we have utilized significant financial resources to improve and expand existing Learning Centers. These uses of capital combined with the operating losses we have experienced have resulted in a deterioration of our financial condition as evidenced by our declining financial ratios. We have had to seek modification of our credit facility covenants and obtain waivers of these covenants when we have failed to meet the lender's minimum requirements. We have not had to request waivers for this quarter. We are also required to maintain a certain financial responsibility score and satisfy other measures to maintain compliance with regulatory standards. As of January 31, 2000, certain institutions, as defined by the Department, fell below the minimum financial responsibility score and, based on the score for CLC as a whole, all of the Learning Centers could be returned to heightened cash monitoring status by the Department. In order for us to meet our long-term plan of expanding in new and existing markets, we may need additional capital resources either from a financial institution or the capital markets. If we are unable to obtain capital from these or other sources, we may not meet these long-term plans. In addition, if our financial condition continues to deteriorate, we may not meet minimum financial responsibility standards, which could lead the Department to place additional Learning Centers on either HCM1 or HCM2 or require that we post an additional letter of credit on behalf of some or all of our Learning Centers. We may also be subject to additional financial oversight and actions by State regulatory agencies or our accreditation agency as a result of failing certain of these minimum financial measures.

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

     Change in Title IV Program Funding Administrative Agent

     We utilize a third-party agent to perform maintenance of the required regulatory requirements associated with transfers of Title IV Program funds to our bank accounts. This responsibility will be transferred to a new third-party administrative agent in October and November 2000. We expect this transfer of responsibility to occur without significant impact on our business. However, should we experience impediments related to this transition, it may result in delays in the timing of our cash receipts, which could result in material adverse effects on our business, results of operations, and financial condition.

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

     Competition

     The post-secondary adult education and training market is highly fragmented, with no single institution or company holding a dominant market share. We compete for students with vocational and technical training schools, degree-granting colleges and universities, continuing education programs and commercial training programs. Certain public and private colleges may offer programs similar to those of the Learning Centers at a lower tuition cost due in part to substantial government subsidies, foundation grants, tax-deductible contributions or other financial resources not available to proprietary institutions

     Risks Associated with Changes in Technology and Growth

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

     Reid R. Bechtle resigned from the Board of Directors in August 2000. The Company is grateful for his service and wishes him well in his future endeavors.

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

     Between June 1, 1998 and October 31, 1999, the Company was named as defendant in four other lawsuits in Texas and New Jersey by individual students or groups of students who formerly attended one of its Learning Centers. The June 1, 1998 lawsuit has been settled. In two of the remaining lawsuits, various present or former officers, directors and employees of the Company were also named as defendants. In May of 2000, the officers and directors were dismissed as defendants in these two lawsuits; however, those decisions have been appealed. The complaints allege, among other things, that the Company, at the affected Learning Centers, failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, and student outcomes and violated certain provisions of the applicable state consumer laws. The Company is unable to estimate the outcome of these matters or any potential liability.

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

     The Company intends to defend itself vigorously in the lawsuits referred to above; however, there can be no assurance that the Company will be successful in defending itself in any of these proceedings. Even if the Company prevails on the merits in such litigation, the Company has incurred and expects to continue to incur significant legal and other defense costs as a result of such proceedings. These proceedings have involved and could continue to involve substantial diversion of the time of some members of management. An adverse determination in, or settlement of, such litigation could involve payment of significant amounts, or could include terms in addition to such payments, or could lead to other adverse consequences, including the suspension or termination of the Company's licenses to operate within the respective state, which would have a severe impact on the Company's business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES.

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's 2000 Annual Meeting of Stockholders was held on August 1, 2000. Represented, in person or by proxy were 16,753,966 shares, or approximately 95% of the total shares outstanding. The following actions were taken:

     1. Election of one Class I Director to serve until the 2003 Annual Meeting of Stockholders. The nominee Stephen P. Reynolds was elected by the following vote.

       For  Against  Non-Vote

16,606,744  147,222     0

     2. The approval of the Company's 2000 Stock Incentive Plan.

       For  Against  Non-Vote

 6,366,811  476,300   44,309

     3. Ratification of the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the current fiscal year.

       For  Against  Non-Vote

16,648,509   86,168   19,289

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

Date:  September 13, 2000

                                          COMPUTER LEARNING CENTERS, INC.

                                          By: /s/ MARK M. NASSER
                                            ------------------------------------
                                            MARK M. NASSER
                                            Vice President and Chief Financial
                                          Officer
                                            (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION                          PAGE NO. IN THIS FILING
-------                  -----------                          -----------------------
  3.1     Second Amended and Restated Certificate    Incorporated by reference to Exhibit 3.1
          of Incorporation of the Registrant, as     of the Registrant's report on Form 10-Q
          amended                                    for the quarter ended October 31, 1997
                                                     filed September 9, 1997
  3.2     Amended and Restated Bylaws of the         Incorporated by reference to Exhibit 3.4
          Registrant                                 of the Registrant's Form S-1 Registration
                                                     Statement as amended, filed March 29,
                                                     1995 (No. 33-90716)(the "Form S-1")
  4.1     Form of Certificate for Shares of the      Incorporated by reference to Exhibit 4.1
          Registrant's Common Stock                  of the Form S-1
 10.1     Second Amended and Restated Credit         Incorporated by reference to Exhibit
          Agreement, dated May 15, 2000 by and       10.23 of the Registrant's report on Form
          between First Union National Bank and the  10-K for the year ended January 31, 2000
          Registrant                                 filed May 15, 2000
 10.2     Second Amended and Restated Pledge and     Incorporated by reference to Exhibit
          Security Agreement, dated May 15, 2000 by  10.25 of the Registrant's report on Form and between First Union National Bank and  10-K for the year ended January 31, 2000
          the Registrant                             filed May 15, 2000
 10.3     Third Amended and Restated Revolving       Incorporated by reference to Exhibit
          Credit Note, dated May 15, 2000 by and     10.28 of the Registrant's report on Form
          between First Union National Bank and the  10-K for the year ended January 31, 2000
          Registrant                                 filed May 15, 2000
 10.4     2000 Stock Incentive Plan                  Filed herewith
   27     Financial Data Schedule                    Filed herewith.