Form 10-Q
period 2000-10-31
COMPUTER LEARNING CENTERS INC
filed 2000-12-20
CIK 943206

DEC 19, 2000  4:15  PM
================================================================================

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



                    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

              10021 BALLS FORD ROAD,
                    SUITE 200,
                MANASSAS, VIRGINIA                          20109
           (Address of principal executive                (Zip Code)
            offices)

                                 (703) 367-7000
              (Registrant's telephone number, including area code)

                                 --------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X   No
                                  --     --

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        CLASS                OUTSTANDING AS OF DECEMBER 18, 2000
           Common Stock, $.01 par value                    18,617,646


================================================================================

                         COMPUTER LEARNING CENTERS, INC.

                                      INDEX

                                                                                   PAGE
                                                                                  NUMBER
                   PART I -- FINANCIAL INFORMATION                               --------
                   Item 1. Financial Statements
                     Consolidated Statements of Operations.....................      3
                     Consolidated Balance Sheets...............................      4
                     Consolidated Statements of Cash Flows.....................      5
                     Notes to Consolidated Financial Statements................      7
                   Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.................     19
                   Item 3. Quantitative and Qualitative Disclosures about
                           Market Risks........................................     31

                   PART II -- OTHER INFORMATION

                   Item 1. Legal Proceedings...................................     30
                   Item 2. Changes in Securities...............................     31
                   Item 3. Defaults Upon Senior Securities.....................     31
                   Item 4. Submission of Matters to a Vote of Security Holders.     31
                   Item 5. Other Information...................................     31
                   Item 6. Exhibits and Reports on Form 8-K....................     31

                   SIGNATURES..................................................     32

                               PART I -- FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                               COMPUTER LEARNING CENTERS, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                         (UNAUDITED)

                                                              FOR THE                FOR THE
                                                            THREE-MONTH             NINE-MONTH
                                                            PERIOD ENDED           PERIOD ENDED
                                                            OCTOBER 31,            OCTOBER 31,
                                                           --------------         -------------
                                                                     1999                    1999
                                                                   RESTATED                RESTATED
                                                         2000      (NOTE 2)     2000        (NOTE 2)
                                                       -------     --------    ------     ----------
Revenues                                                $32,010    $32,817   $ 98,064       $102,193
                                                        -------    -------    -------     ----------
Costs and expenses:
     Costs of instruction and services                   23,683     24,534     74,252         73,758
     Selling and promotional                              5,120      5,251     15,292         16,008
     General and administrative                           3,725      4,042     12,684         12,643
     Provision for doubtful accounts                      2,458      1,536      6,240          6,704
     Amortization of intangible assets                      141        141        421            422
                                                          -----     ------        ---     ----------
                                                         35,127     35,504    108,889        109,535
                                                        --------   -------    -------     ----------
Loss from operations                                     (3,117)    (2,687)   (10,825)        (7,342)
Interest expense, net                                       (43)       (74)      (391)          (149)
Gain on sale of Delta College                               721       ----        721           ----
                                                        --------     -----     ------      ---------
Loss before income taxes                                 (2,439)    (2,761)   (10,495)        (7,491)
Benefit from income taxes                                (1,140)    (1,180)   ( 4,490)        (3,147)
                                                         -------    -------   -------      ---------
Net loss                                                $(1,299)   $(1,581)  $ (6,005)      $ (4,344)
                                                         ======    =======    =======       ========

Loss per share of common stock:
     Basic and diluted                                  $ (0.07)   $ (0.09)  $  (0.32)      $  (0.24)
                                                         =======   =======    =======       ========


   The accompanying notes are an integral part of these consolidated financial statements.

                         COMPUTER LEARNING CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                          OCTOBER 31,  JANUARY 31,
                                                              2000       2000
                                                          -----------  -----------
                                                          (UNAUDITED)
             ASSETS
             Current assets:
                  Cash and cash equivalents............     $  2,373    $  7,819
                  Restricted cash......................          754         ---
                  Accounts receivable, net.............       44,281      51,074
                  Income taxes receivable..............           84       6,083
                  Deferred tax asset...................        5,411       5,541
                  Prepaid expenses and other current
                    assets.............................        3,055       3,440
                                                            --------     -------
                       Total current assets............       55,958      73,957
                                                            --------     -------
             Fixed assets, net.........................       29,001      34,558
             Long-term accounts receivable, net........        8,836      10,439
             Long-term deferred tax asset..............        8,450       2,021
             Other long-term assets....................        3,327       3,333
                                                            --------     -------
                       Total assets....................     $105,572    $124,308
                                                           =========    ========


             LIABILITIES AND STOCKHOLDERS' EQUITY
             Current liabilities:
                  Trade accounts payable...............     $  4,487    $  3,520
                  Accrued employee expenses............        3,045       3,091
                  Accrued other expenses...............        5,963       6,498
                  Current portion of long-term debt....         ----       8,455
                  Deferred revenues....................       47,685      50,833
                                                             -------      ------
                       Total current liabilities.......       61,180      72,397

             Long-term deferred revenues...............        1,360       1,191
             Long-term debt, net of the current
               portion.................................         ----       2,500
             Other long-term liabilities...............        3,819       3,061
                                                             -------      ------
                       Total liabilities...............       66,359      79,149
                                                             -------      ------

             Stockholders' equity:
                  Preferred stock, $.01 par value,
                   1,000,000 authorized shares,
                   no shares issued or outstanding.....           --          --
                  Common stock, $.01 par value,
                   35,000,000 authorized shares;
                   18,617,646 and 18,610,818 issued and
                   outstanding ........................          186         186
                  Additional paid-in capital...........       41,120      41,120
                  Accumulated other comprehensive loss.         ----         (59)
                  (Accumulated deficit) Retained              (2,093)      3,912
                   earnings............................      -------      ------
                       Total stockholders' equity......       39,213      45,159
                                                             -------      ------
                       Total liabilities and
                         stockholders' equity..........     $105,572    $124,308
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

                         COMPUTER LEARNING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  FOR THE NINE-MONTH
                                                                     PERIOD ENDED
                                                                     OCTOBER 31,
                                                                -----------------------
                                                                              1999
                                                                            RESTATED
                                                                   2000     (NOTE 2)
                                                               ---------    --------
           Cash flows from operating activities:
             Net loss.....................................     $ (6,005)     $ (4,344)
             Adjustments to reconcile net loss to cash from
             operating activities:
                  Provision for doubtful accounts.........        6,240         6,704
                  Deferred tax benefit....................       (4,566)         ----
                  Depreciation............................        7,399         7,037
                  Amortization of intangible assets.......          421           422
                  Gain on sale of Delta College...........         (721)         ----
             Changes in net assets and liabilities:
                  Accounts receivable.....................       (2,557)        1,975
                  Income taxes receivable.................        4,266           ---
                  Prepaid expenses and other current assets        (357)          486
                  Long-term accounts receivable...........        1,331          (413)
                  Other long-term assets..................         (481)          (90)
                  Trade accounts payable..................       (1,232)       (3,653)
                  Accrued employee expenses...............          149           640
                  Accrued other expenses..................         (378)       (2,470)
                  Deferred revenues.......................          218        (6,297)
                  Long-term deferred revenues.............          217        (1,678)
                  Other long-term liabilities.............          741           331
                                                                 -------     --------
                      Cash provided by (used for) operating
                      activities..........................        7,149        (1,350)
                                                                 -------    ---------
        Cash flows from investing activities:
             Capital expenditures.........................       (2,689)       (6,573)
             Proceeds from sale of Delta College                  1,049          ----
                                                                 -------      -------
                       Cash used for investing activities.       (1,640)       (6,573)
                                                                 -------      -------
        Cash flows from financing activities:
             Repayments of long-term debt.................      (33,618)         (500)
             Borrowing from long-term debt................       22,663         4,125
             Exercise of stock options....................         ----            21
                                                                --------     --------
                      Cash (used for) provided by financing
                      activities..........................      (10,955)        3,646
                                                               ---------     --------
        Net decrease in cash and cash equivalents.........       (5,446)       (4,277)
                                                               ---------     --------
        Cash and cash equivalents, beginning of period....        7,819         7,691
                                                               ---------     --------
        Cash and cash equivalents, end of period..........     $  2,373     $   3,414
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

                         COMPUTER LEARNING CENTERS, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLAR
    AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. -- NATURE OF THE BUSINESS, BASIS OF PRESENTATION AND GEOGRAPHIC INFORMATION:

        Nature of the Business

        Computer Learning Centers, Inc. (the "Company" or "CLC") is a public company traded on the NASDAQ National Market. As of October 31, 2000, the Company operated twenty-five Learning Centers in the U.S. and is headquartered in Manassas, Virginia.

        Basis of Presentation

        The interim consolidated financial statements of Computer Learning Centers, Inc. as of and for the three and nine months ended October 31, 2000 and 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Pursuant to such rules and regulations, certain notes in the audited consolidated financial statements for fiscal year 2000 included in the Company's Annual Report on Form 10-K ("2000 Annual Report") have been omitted.

        These consolidated financial statements should be read in conjunction with the 2000 Annual Report on Form 10-K. The Company's consolidated balance sheet as of January 31, 2000 was derived from the audited financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

        As used herein, the three-month periods ended October 31, 2000 and 1999 are referred to as "third quarter 2000" and "third quarter 1999," respectively.

        Geographic information

        On August 31, 2000, the Company completed the sale of its Canadian Learning Centers ("Delta College") to CDI Education Corporation. As a result of this transaction the Company recognized a gain of $721, the receipt of cash proceeds equal of $1,049 and notes receivable of $297. The following table sets forth financial information for the Company's U.S. and Canadian operations. (Delta college is presented through August 31, 2000.)

   FOR THE THREE-MONTH                                                1999- RESTATED
   PERIODS ENDED OCTOBER 31,                   2000                      (NOTE 2)
                                    --------------------------- ----------------------------
                                      U.S.   CANADIAN   TOTAL     U.S.   CANADIAN   TOTAL
                                     -----   --------   -----    -----   --------   ------
   Revenues                          $31,566   $ 444   $32,010  $ 31,151  $ 1,666  $ 32,817
   (Loss) income before income
   taxes                              (2,403)    (36)   (2,439)   (3,105)     344    (2,761)


   FOR THE NINE-MONTH                                                   1999- RESTATED
   PERIODS ENDED OCTOBER 31,                   2000                        (NOTE 2)
                                    --------------------------- ----------------------------
                                      U.S.   CANADIAN   TOTAL      U.S.    CANADIAN   TOTAL
                                     -----   --------   -----     -----    --------   ------

   Revenues                          $94,324  $ 3,740   $98,064  $ 96,773   $5,420   $102,193
   (Loss) income before income
   taxes                             (10,653)     158   (10,495)   (8,458)     967     (7,491)
   Long-lived assets, net             29,001     ----    29,001    36,075    1,062     37,137

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

        CLC commences new classes every month and the start dates of these classes are typically near the end of the month. For example, the Company determined that on average, students were, and continue to be, in attendance for one-sixth of a month in the start month, and five-sixths of a month in the graduating month. The half-month convention was applied primarily for administrative ease. As a result of the Company's review, the method of recognizing revenue was changed to an instructional day basis, thereby matching the recognition of revenue to the instructional term for all students.

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

        Accordingly, the financial statements and financial information contained herein for the third quarter and nine-month period of 1999 have been restated. The statement of operations has been restated as follows:

                                               FOR THE THREE         FOR THE NINE
                                                MONTHS ENDED         MONTHS ENDED
                                             OCTOBER 31, 1999      OCTOBER 31, 1999
                                            REPORTED   RESTATED   REPORTED   RESTATED
                                           ---------   --------   --------   --------
   Revenues..........................        $ 32,955   $ 32,817  $ 101,782   $102,193
   Costs and expenses................          35,560     35,504    109,553    109,535
   Loss from operations..............          (2,605)    (2,687)    (7,771)    (7,342)
   Net loss..........................          (1,533)    (1,581)    (4,598)    (4,344)
   Loss per share:
       Basic and Diluted..............         $(0.08)    $(0.09)    $(0.26)    $(0.24)

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

3. -- REGULATORY MATTERS:

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

U.S. Department of Education -- Regulation and Review

        Under Department of Education ("Department") regulations, a cohort default rate on loans under the Federal Family Education Loan ("FFEL") or Federal Direct Loan ("FDL") programs equal to or exceeding 25% in any one of the three most recent federal fiscal years or a default rate on Perkins loans of more than 15% in a year can be a basis for the Department to place that institution on provisional certification for up to four years for lack of administrative capability. As of December 12, 2000, four of the Company's Learning Centers are provisionally certified for participation in the Title IV Programs due either to cohort default rates or the change of control following the Company's acquisition of these Learning Centers. The provisional certification of two of these four Learning Centers extends through July 2001 and September 2001, prior to which time the Company expects to apply for recertification of these Learning Centers. The provisional certification of the two other Learning Centers has expired but remains in effect while the Department reviews the Learning Centers' pending applications for recertification. The Company's Perkins loan default rate for the most recent year, which applies to 20 of its Learning Centers, exceeds 15%, which may lead to the provisional certification of other Learning Centers.

        Under the standards of financial responsibility of the Department, if an institution's annual financial aid compliance audit or a review by a regulatory agency finds that the institution made refunds late (as defined by the Department) to 5% or more of its withdrawn students in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. During fiscal 2001, the Company has posted letters of credit of approximately $1.8 million for all of the Company's U.S. Learning Centers, excluding the Paramus Learning Center, for which no letter of credit was required.

        In May 1998, the Department initiated a program review of the administration of the Title IV Programs by the Company's Alexandria, VA and Manassas, VA Learning Centers for the period July 1, 1996 through June 30, 1998. In September 1998, the Department issued a preliminary report containing a number of findings alleging non-compliance with certain Title IV Program requirements. CLC has performed file reviews at these schools and provided additional materials requested by the Department. In order to conclude this program review, the Department has requested CLC to perform an additional file review of returns of federal funds during the review period for the Alexandria Learning Center. Also as part of this program review, the Department has requested that the Company perform specified file reviews for its San Jose, Philadelphia and Houston Learning Centers. The file reviews for San Jose and Houston were submitted to the Department on October 24, 2000 and November 6, 2000, respectively. The remaining reviews are still in process. The Company does not believe that the resolution of this program review will have a material impact on the Company's business, financial condition and results of operations

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

        In January 1999, the Department initiated a program review of the administration of the Title IV Programs by the Company's Laurel, MD Learning Center for the period July 1, 1997 through June 30, 1999. The Department issued a preliminary report in February 2000, which contained a number of findings alleging non-compliance with certain Title IV Program requirements similar to those found in the Alexandria and Manassas program review discussed above. The Company has submitted responses to the Department concerning all of the findings, and is presently in the process of performing the file reviews as agreed to with the Department. The Company does not believe that the resolution of this program review will have a material impact on the Company's business, financial condition and results of operations.

        In July 1999 and August 2000, the Company submitted to the Department the results of the independent audits on the administration of the Title IV Programs by all of the Learning Centers for the fiscal years ended January 31, 1999 and January 31, 2000, respectively. Each of these audits identified certain findings of non-compliance with respect to the Company's administration of the Title IV Programs. The Company has received acknowledgement that the Department has received the audits. They are subject to quality control reviews by the Department. The Company expects to receive subsequent letters indicating actions to resolve the identified findings in addition to any corrective actions that the Company has initiated based on its review of the reported findings. The Company does not believe that the resolution of either of these matters will have a material impact on the Company's business, financial condition and results of operations.

        In December 1999, the Company received a subpoena from the Office of Inspector General of the Department of Education for the production of various documents and materials related to the compensation of its admissions representatives and the calculation of its student loan cohort default rates. The Office of Inspector General also served subpoenas on the accounting firm that had audited the Company's financial statements and the accounting firm that had performed the Company's Title IV Program compliance audits, for copies of certain of their audits, work papers and other materials prepared in the course of their audits of the Company. In discussion with the responsible attorney at the U.S. Department of Justice in December 1999 regarding the December subpoena, the Company's attorney determined that the subpoena was issued with respect to a qui tam lawsuit filed against the Company in Federal District Court in Texas alleging that the Company's compensation of certain employees was not in compliance with provisions of Title IV of the Higher Education Act. In July 2000, the Company received a second subpoena from the Office of Inspector General seeking certain additional information and materials. The Company has responded to both subpoenas. The Company's management believes that the compensation plans are in compliance with the Higher Education Act.

        In December 2000, the Department issued a Final Program Review Determination ("FPRD") which asserts that CLC violated a provision of law governing the Federal student aid programs by compensating its admissions representatives based on their success in securing student enrollments. As a result of this finding, the Department asserts that CLC should be required to return a total of $187 million in funds received by CLC and its students since July 1, 1994 under the Title IV Federal student aid programs. The FPRD states that it is based on an "off-site program review," and the Company believes that the FPRD arose from the Department's participation in the investigation associated with the legal proceeding CLC announced in December 1999. Prior to receipt of the FPRD, CLC had never been informed that ED was conducting a program review on

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

this subject, nor did the pending school-level Department of Education program reviews, which are discussed above, have any findings on this issue. Under the applicable provisions of the Higher Education Act of 1965, as amended, CLC has 45 days from receipt of the FPRD to file an appeal, which initiates an administrative adjudication before a Department of Education Administrative Judge and, at the request of either the government or CLC, review of the decision of the Administrative Judge by the Secretary of Education. The Secretary's decision is subject to judicial review in federal District Court. Under applicable law, collection of the asserted liability is stayed, except in certain exceptional circumstances, pending the outcome of the administrative appeal process so long as the appeal has been filed within the 45-day period. During the administrative appeal period, CLC and its students also remain fully eligible to continue to participate in the Title IV Programs. On December 13, 2000, representatives of CLC met with senior Department of Education and Department of Justice officials to seek a resolution of this matter. If a resolution is not reached before the expiration of the 45-day period, CLC plans to timely appeal the FPRD to challenge the legal and factual bases of the asserted liability. Should CLC's appeal be denied, based on existing cash on hand and existing lines of credit under its credit facility, CLC would be unable to meet the liabilities imposed by the Department of Education. If CLC is unable to pay the liabilities, the Department may offset Title IV funds due the Learning Centers, thereby severely impairing or terminating the Company's ability to continue operations. The Company believes that its compensation policies and practices are consistent with the applicable legal standard. In addition, the Company has been advised that receipt of the FPRD constituted an event of default of the Company's credit facility with its bank. However, the bank has agreed that it will defer from taking any action in regard to this violation until the earlier of January 19, 2001 or the execution of a settlement agreement resolving the FPRD to the bank's satisfaction. Subject to the reaching of a settlement deemed to be satisfactory to the bank, the bank will extend the term of the credit facility to February 28, 2002.

Financial Responsibility

        The Higher Education Act and the Department regulations require institutions participating in the Title IV Programs to demonstrate that they have sufficient resources to properly administer Title IV funds on behalf of their students and provide appropriate educational services to their students. The regulations allow the Department to evaluate an institution based on its own financial condition or that of the consolidated corporation. Historically, the Department has evaluated the financial condition of the Learning Centers on a consolidated basis.

        The Department annually evaluates an institution's financial responsibility based on three ratios: an equity ratio, a primary reserve ratio and a net income ratio;

1. the equity ratio seeks to measure an institution's capital resources, ability to borrow and financial viability;

2. the primary reserve ratio seeks to measure an institution's ability to support current operations from expendable resources; and

3. the net income ratio seeks to measure the ability of an institution to operate at a profit.

        The ratios are calculated each year based on an institution's annual audited financial statements. The results of each ratio are assigned a strength factor and then combined under a weighted formula to arrive at a composite score for the institution ranging from minus one to positive three, the latter being the highest possible score. An institution that achieves a composite score of at least 1.5 is considered to be financially responsible without the need for further oversight. If an institution achieves a composite score from 1.0 to less than 1.5, it may continue to participate in the Title IV Programs; however additional reporting and monitoring procedures as determined by the

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

        Department may be required including the receipt of its Title IV Program funds on the "cash monitoring" or "reimbursement" basis. Such reporting and monitoring procedures also would require the institution to report to the department significant financial or regulatory events such as any violation of a loan agreement. Three of the Company's 23 U.S. Learning Centers that are eligible to participate in the Title IV Programs currently operate under "heightened cash monitoring." If an institution's composite score is less than 1.0, the institution may establish its financial responsibility by posting an irrevocable letter of credit in favor of the Secretary of Education in an amount equal to not less than 10 percent of the Title IV Program funds received by the institution during its most recent fiscal year, as well as accepting additional reporting and monitoring procedures, including either the "cash monitoring" or "reimbursement" methods of disbursing its Title IV Program funds, and accepting provisional certificaton. In addition, regardless of its financial condition, an institution may establish its financial responsibility by posting an irrevocable letter of credit in favor of the Secretary of Education in an amount equal to not less than one-half the Title IV Program funds received by the institution during its most recent fiscal year.

        Based on its audited financial statements for the year ended January
31, 2000, the Company has calculated a composite score of 1.3 for CLC. On this basis, the Department could return some or all of the Learning Centers to heightened cash monitoring. Although we believe the Department evaluates CLC on a consolidated basis, the Department may apply the financial responsibility measures on the basis of an individual institution consisting of a main campus and its additional locations. Using the same audited financial statements for fiscal 2000, the Company has determined that two of its institutions have a composite score below 1.0 and the remaining seven institutions have composite scores that exceed 1.5. The Department is currently reviewing the calculation of CLC's composite score for fiscal 2000. In that review, the Department has asked CLC for more information regarding certain terms in its credit agreement and evidence that the borrowings were utilized to purchase fixed assets used by the Learning Centers. The Company has provided the Department with such information, including documentation demonstrating that CLC used a substantial majority of the debt incurred under its credit agreement primarily to purchase capital assets in fiscal 2000. If the Department does not accept such information, it may adjust CLC's composite score and, if such adjusted score is less than 1.0, it may require that CLC post a letter of credit. The Department has not advised CLC of the conclusion of the review or any action based on such review.

Heightened Cash Monitoring

        The Department has discretion to alter the way it provides Title IV Program funds to students through participating institutions. It may transfer an institution from the "advance" system of funding, under which an institution receives student funds from the Department in advance based on anticipated need, to the "reimbursement" system of payment, under which an institution must disburse funds to students and document their eligibility for Title IV Program funds before receiving the students' funds from the Department. The Department may also impose a requirement known as "heightened cash monitoring," of which there are multiple levels, which requires additional reporting to and review by the Department of all Title IV funds requests.

        On April 6, 1998, the Company was notified by the Department that, based upon the Department's monitoring of litigation involving the Company and certain student complaints lodged against the Company, it had placed all Learning Centers on "heightened cash monitoring status 1" ("HCM1"). This status allows all Learning Centers to continue to receive federal student financial assistance funds so long as the funds requested are drawn after they have been credited to student accounts and CLC subsequently provides evidence of such credit and other supporting information to the Department. The Department does not consider HCM1 to represent either an adverse or punitive action. This action by the Department did not have an effect on the availability

                         COMPUTER LEARNING CENTERS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

or timing of financial assistance to the Company's students, nor did it have a material effect on the Company's cash flow or operating results.

        On March 8, 2000, the Department notified the Company that it was placing all of the Company's Learning Centers on "heightened cash monitoring status 2" ("HCM2"). HCM2 does not affect the ability of Learning Centers to obligate Title IV Program funds or the theoretical ability of their students to receive all applicable forms of federal student aid. However, under HCM2, Learning Centers are required to document to the Department on a sample basis, each student's eligibility for Title IV Program funding before being reimbursed by the Department for funds which the Learning Center must advance to their eligible students. HCM2 procedures require the affected Learning Centers to submit extensive documentation proving student eligibility. Those documents are then reviewed by the Department. The Department's review process customarily requires a minimum of thirty days. The initial delay in the timing of Title IV cash flow under HCM2 exceeded 170 days. Management expects that HCM2 will eventually delay the timing of Title IV cash flow for any affected campus by approximately 75 days.

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

        The Company is required to submit to its accreditation agency annual placement and retention rates for each Learning Center. The Company was notified in May 2000 that based on its most recent submission, covering the twelve-month period ended June 30, 1999, eight of its Learning Centers did not achieve the minimum requirement for placement rates and one of these eight Learning Centers did not achieve the minimum retention rate requirement. Consequently, these eight Learning Centers have been assigned reporting requirements by the Company's accreditation agency. Subsequent to filing the second quarter Form 10-Q, the Company was notified that a ninth Learning Center did not achieve the minimum retention rate requirement. This campus also has been assigned reporting requirements.


        The Company is required to submit to its accreditation agency annual financial statements for each main campus and the reporting units included within each main campus. The Company was notified in September 2000 that based on its most recent submission, for the twelve-month period ended January 31, 2000, two of its nine main campuses did not achieve the minimum profitability requirement. Consequently, these two main campuses have been assigned reporting requirements by the Company's accreditation agency. Subsequent to filing the second quarter Form 10-Q, the Company was notified that a third main campus did not achieve the minimum profitability requirement. This campus also has been assigned reporting requirements.

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

   .
4. -- ACCOUNTS RECEIVABLE:

        Student accounts receivable are initially established for the balance of course tuition (however, only for the student's current academic year of multi-academic year programs) at the time a student enrolls in the Learning Center. A student's academic year is determined based on the length of the student's educational program and compliance with regulatory guidelines. Accounts receivable consist of financial aid, third-party and self-pay receivable balances. Financial aid receivables are student receivable balances the student has authorized to be paid through Title IV funds. Third-party student receivable balances are those to be paid directly by employer companies or various non-Title IV federal, state and non-governmental agencies.

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

        Beginning July 2000, the Company initiated a program with SCM Financial Corporation ("Sallie Mae") that provides for comprehensive alternative financing programs. This relationship enables loan origination and servicing to become standardized across CLC while continuing to provide students tuition financing options. As of October 31, 2000, this program has provided the Company $4.1 million in cash receipts that would have otherwise been financed by CLC with payment terms ranging from six months to three years. Due to the nature of this financing, Sallie Mae funds the majority of the principal balance immediately while retaining a balance of the principal to be utilized as a right of offset should the student default on their loan. The amount withheld is classified as long term receivables.

        When a student withdraws, tuition paid in excess of earned tuition revenues is refunded based on the applicable refund policy. Conversely, tuition revenues earned in excess of tuition paid remain as an accounts receivable. Based on comparison to historical levels, the Company provides for estimated student withdrawals, as reductions to accounts receivable and related deferred revenue balances, thus presenting these amounts at estimated net realizable value.

        Accounts receivable balances are reviewed no less than quarterly for the purpose of determining appropriate levels of the allowance for doubtful accounts. The Company establishes the allowance for doubtful accounts using an objective model, which applies various expected loss percentages to aging categories based on historical bad debt experience. The Company typically charges-off accounts receivable balances deemed to be uncollectible usually after they are delinquent 120 days. All charge-offs are recorded as reductions in the allowance for doubtful accounts, with any recoveries of previously written off accounts receivable recorded as increases to the allowance for doubtful accounts.

        As of October 31, 2000, net accounts receivable consisted of the following:

                                                October 31, 2000
                                         --------------------------------
                                          Current   Long term    Total
                                        ---------- ----------- --------
   Accounts receivable...............   $60,348    $12,913     $73,261
   Student withdrawal allowance......    (9,341)    (1,888)    (11,229)
   Allowance for doubtful accounts...    (6,726)    (2,189)     (8,915)
                                         -------    -------    -------
   Accounts receivable, net..........   $44,281    $ 8,836     $53,117
                                        =======    =======     =======

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

5. -- LONG-TERM DEBT:

        On December 15, 2000 the Company obtained an amendment to its credit facility from it bank which extended the term of the line of credit through February 2002. The facility also included a revision of the existing financial covenants to reflect the performance of the Company through October 31, 2000, as well as future projections. The revolving credit facility has a reduction in the maximum borrowing capacity from $2.5 million to $2.0 million through March 31, 2001. Effective April 1, 2001 through February 28, 2002, the maximum borrowing capacity will be $1.5 million. The facility for standby letters of credit was reduced to the current level of letters outstanding, or $2.1 million. The Company has the option to extend the letters of credit through September 5, 2002. Both facilities require cash deposits to a restricted cash account, as defined in the amendment, through such time that the balances are equal to 110% of the borrowing capacity and the amount of letters of credit outstanding. As of December 15, 2000, the total amount of restricted cash deposited for this purpose was approximately $2.3 million (as of October 31, 2000 this amount was $754). The cash deposited for the line of credit may be borrowed against the line to the extent of the maximum borrowing capacity.

        On December 11, the Company received a Final Program Review Determination ("FPRD") that asserts that CLC violated a provision of law governing the Federal student aid programs by compensating its admissions representatives based on their success in securing student enrollments. Receiving the FPRD did constitute an event of default of the Company's credit facility with its bank. However, the bank has agreed that it will defer from taking any action in regard to this violation until the earlier of January 19, 2001 or the execution of a settlement agreement resolving the FPRD to the bank's satisfaction. Provided that a settlement is reached prior to January 19, 2001 and it is to the bank's satisfaction, the bank has agreed to extend the term of the credit facility to February 2002. Should a settlement to the bank's satisfaction addressing the FPRD not be attainable by January 19, 2001, the bank could declare an event of default, which could then terminate the credit facility effective December 15.

        The interest rate on outstanding balances is equal to the bank's U.S. prime rate plus two percent with an additional interest fee of up to two percent based on when borrowings may be outstanding. The prime rate of the Company's bank was 9.5% as of October 31, 2000.

        The Company had extended approximately $2.1 million of letters of credit at October 31, 2000, of which $1.8 million relates to those held for Department of Education purposes.

6. --LOSS PER SHARE:

        The following table sets forth the basic and diluted loss per share calculations for the three and nine months ended October 31, 2000 and 1999:

                                                  NET (LOSS)             PER SHARE
                                                    INCOME      SHARES    AMOUNT
                                                ------------   --------  ---------
                        THREE-MONTH PERIOD ENDED
                            OCTOBER 31, 2000      $(1,299)    18,617,646    $(0.07)
                                                  ========    ========== ==========

                            OCTOBER 31, 1999      $(1,581)    18,511,603    $(0.09)
                                                  ========    ========== ==========
                        NINE-MONTH PERIOD ENDED
                           OCTOBER 31, 2000       $(6,005)    18,617,646    $(0.32)
                                                  ========    ========== =========

                            OCTOBER 31, 1999      $(4,344)    17,910,295    $(0.24)
                                                  ========    ==========   =======

                         COMPUTER LEARNING CENTERS, INC.

(DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

7. -- LITIGATION:

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

        On July 9, 1999, a class action lawsuit was filed against the Company in the Court of Common Pleas in Philadelphia County, Pennsylvania, on behalf of all students who attended the Learning Center located on Market Street in Philadelphia within four years of July 9, 1999, who have not obtained employment in a computer-related job through the Company's placement services. The complaint alleges, among other things, that this Learning Center failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated certain provisions of the Pennsylvania Unfair Trade Practices and Consumer Protection Law. On November 30, 2000 oral argument was heard on the Company's motion to deny this class action. The Company is unable to estimate the outcome of the matter or any potential liability.

        Between June 1, 1998 and October 31, 1999, the Company was named as defendant in four other lawsuits in Texas and New Jersey by individual students or groups of students who formerly attended one of its Learning Centers. The June 1, 1998 lawsuit has been settled. In two of the remaining lawsuits, various present or former officers, directors and employees of the Company were also named as defendants. In May of 2000, the officers and directors were dismissed as defendants in these two lawsuits; however, those decisions have been appealed. For one of these cases argument was heard in the appellate court on November 9, 2000. The complaints allege, among other things, that the Company, at the affected Learning Centers, failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, and student outcomes and violated certain provisions of the applicable state consumer laws. The Company is unable to estimate the outcome of these matters or any potential liability.

        In addition to the lawsuits discussed above, the Company is a defendant in three civil lawsuits involving a former employee and two other third parties, all of which the Company considers incidental to its business and unlikely to have a material effect on the Company's future operations. However, there can be no assurance that these matters will not have a severe impact on the results of operations of the Company in a future period, depending in part on the results for such period.

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

8. -- SIGNIFICANT EVENTS:

        Due to recurring operating losses and declining student enrollment trends, the Company announced its intent to close its San Jose, CA Learning Center. During the quarter ended April 30, 2000, the Company recorded expenses of approximately $141 related to anticipated closing costs of this Learning Center, which is included in costs of instruction and services. This Learning Center is scheduled to teach existing students through July 31, 2001. The Learning Center had 33 students as of October 31, 2000 and had $1.9 million and $3.5 million in revenues in fiscal 2000 and fiscal 1999, respectively.

        During the first quarter of 2000, the Company executed a termination agreement of an operating lease for facilities in Denver, Colorado. The Company recorded lease cancellation related charges of $254 during the quarter ended April 30, 2000, which is included in cost of instruction and services.

        The Company has various employment agreements with certain senior executives. The employment agreements entitle executives to one to two years of salary and benefits, which would be payable with respect to the year in which any breach of such agreements occurred, including termination without cause. During the quarter ended April 30, 2000, the Company recorded $170 of severance expenses in this regard. This amount is included in general and administrative expenses.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

        This report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results" below and in our Annual Report on Form 10-K ("2000 Annual Report"), as filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 2000 and in Part II,
Item 1 -- "Legal Proceedings" contained herein.

        This management's discussion and analysis of the Company's financial condition and results of operations ("MD&A") should be read in conjunction with
Part I, Item 1 -"Business - Financial Aid and Regulation" contained in our "2000 Annual Report" for discussion of, among other matters:

        - The nature and extent of our participation in the Federal student aid programs authorized under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs");

        - The U.S. Department of Education's ("Department of Education" or "Department") review and regulation of Title IV Programs and review of our Learning Centers, including:

                -       student loan default rates,

                - heightened cash monitoring of our Learning Centers by the Department

                -       financial responsibility measures,

                -       reauthorization of the Higher Education Act,

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

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:

                                                      FOR THE           FOR THE
                                                    THREE-MONTH       NINE-MONTH
                                                   PERIOD ENDED      PERIOD ENDED
                                                    OCTOBER 31,       OCTOBER 31,
                                                 ------------------------------------
                                                 2000       1999       2000     1999
                                                          (RESTATED)        (RESTATED)
                                                          ----------        ----------
        Revenues................................   100.0%   100.0%   100.0%   100.0%
        Costs and expenses:
             Costs of instruction and services..    74.0     74.8     75.7     72.2
             Selling and promotional............    16.0     16.0     15.6     15.7
             General and administrative.........    11.6     12.3     12.9     12.4
             Provision for doubtful accounts....     7.7      4.7      6.4      6.6
             Amortization of intangible assets..     0.4      0.4      0.4      0.4
                                                   -----    -----    -----     ----
                                                   109.7    108.2    111.0    107.2
                                                   -----    -----    -----    -----

        Loss from operations....................    (9.7)    (8.2)   (11.0)    (7.2)
        Interest expense, net...................    (0.1)    (0.2)   ( 0.4)    (0.1)
        Gain on sale of Delta College...........     2.2      ---      0.7       ---
                                                   ------   ------   -------    ----
        Loss before income taxes................    (7.6)    (8.4)   (10.7)    (7.3)
        Benefit from income taxes...............    (3.6)    (3.6)    (4.6)    (3.1)
                                                   ------   ------   ------    -----
        Net loss................................    (4.0)%   (4.8)%   (6.1)%   (4.3)%
                                                   ======    ======   ======  ======

THREE MONTHS ENDED OCTOBER 31, 2000 ("THIRD QUARTER OF 2000") COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1999 ("THIRD QUARTER OF 1999").

        Revenues decreased 2% to $32.0 million in the third quarter of 2000 from $32.8 in the third quarter of 1999. The average number of students attending Learning Center programs decreased 3% in the third quarter of 2000 versus the third quarter of 1999. The number of students attending Learning Center programs at the end of the quarter decreased 5% to 9,499 at October 31, 2000 from 10,023 at October 31, 1999, which included the Canadian operations.

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

        The following summarizes Learning Center openings and acquisitions for the current and last two fiscal years.

                                                       FISCAL FISCAL  FISCAL
              LEARNING CENTER OPENINGS/ACQUISITIONS     2001   2000    1999
              -------------------------------------    ------ ------  ------
              First Quarter........................      -      -      5
              Second Quarter.......................      -      1      1
              Third Quarter................. ......      -      -      -
              Fourth Quarter.......................             -      1
                                                                -      -
                        Total.....................       -      1      7
                                                         =      =      =

        Costs of instruction and services decreased to $23.7 million for the third quarter of 2000 from $24.5 million in the third quarter of 1999. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues decreased to 74% in the third quarter of 2000 from 75% in the third quarter of 1999. The decrease in costs of instruction and services relative to the percentage decrease in revenue is primarily attributable to better efficiencies being realized from cost controls.

        Selling and promotional expenses were $5.1 million in the third quarter of 2000 versus $5.3 million in the third quarter of 1999. Selling and promotional expenses as a percentage of revenues was approximately 16% in both the third quarter of 2000 and 1999.

        General and administrative expenses decreased to $3.7 million in the third quarter of 2000 from $4.0 million in the third quarter of 1999 and as a percentage of revenues was 12% in the third quarter of 2000 versus 12% in the third quarter of 1999. During the third quarter of 2000 decreased costs are primarily the result of lower salaries and software development expenses as compared to prior year third quarter.

        Provision for doubtful accounts increased 67% to $2.5 million in the third quarter of 2000 from $1.5 million in the third quarter of 1999. This increase primarily relates to the Sallie Mae alternative-financing program implemented during the third quarter of 2000. Due to the nature of this alternative-financing arrangement and the credit risk associated with this type of funding, the Company has recorded an allowance for doubtful accounts for student receivable balances financed through this instrument. Provision for doubtful accounts as a percentage of revenues increased to 8% in the third quarter of 2000 from 5% in the third quarter of 1999.

        We incurred net interest expense of $43,000 and $74,000 in the third quarter of 2000 and 1999, respectively. This is attributable to decreased amounts of borrowings outstanding during the third quarter of 2000 versus third quarter of 1999.

        We realized a gain of $721,000 on the sale of Delta College during the third quarter of 2000. The proceeds of $1.4 million were and will be used to reduce the line of credit and for working capital purposes.

NINE MONTHS ENDED OCTOBER 31, 2000 COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1999

        Revenues decreased 4% to $98.1 million for the nine months of 2000 from $102.2 for the nine months of 1999. The average number of students attending Learning Center programs decreased 5% for the nine months of 2000 versus the nine months of 1999. The number of students attending Learning Center programs at October 31, 2000 decreased 5% to 9,499 from 10,023 at October 31, 1999. However, the 9,499 compares to a U.S. population of 9,198 as of October 31, 1999.

        Costs of instruction and services increased slightly to $74.3 million for the nine months of 2000 from $73.8 million for the nine months of 1999. These direct costs consist primarily of faculty and staff compensation and related benefits, and facility costs (including rent and depreciation). Instruction costs and services as a percentage of revenues increased to 76% for the nine months of 2000 from 72% for the nine months of 1999. The percentage increase in costs of instruction and services relative to the percentage decrease in revenue for the nine-month period is primarily attributable to the fixed nature of these costs and annual increases in compensation and other expenses. Also impacting the increase was $254,000 of expenses related to lease cancellation charges of a facility in Denver, Colorado and expenses of $141,000 related to the closure of our San Jose, California Learning Center.

        Selling and promotional expenses decreased 4% to $15.3 million for the nine months of 2000 from $16.0 million for the nine months of 1999. Selling and promotional expenses as a percentage of revenues was 16% for both the nine months of 2000 and 1999.

        General and administrative expenses increased to $12.7 million for the nine months of 2000 from $12.6 million for the nine months of 1999 and as a percentage of revenues was 13% for the nine months of 2000 and 12% for the nine months of 1999. This increase is primarily related to increased professional fees primarily associated with the Special Attestation and file reviews required by the Department of Education.

        Provision for doubtful accounts decreased 7% to $6.2 million for the nine months of 2000 from $6.7 million for the nine months of 1999. Provision for doubtful accounts as a percentage of revenues was essentially the same for the nine months of 2000 compared to the nine months of 1999.

        We incurred net interest expense of $391,000 and $149,000 for the nine months of 2000 and 1999, respectively. This is attributable to increased amounts of borrowings outstanding in the first three quarters of 2000 versus 1999.

        We realized a gain of $721,000 on the sale of Delta College during the third quarter of 2000. The proceeds of $1.4 million are being and will be used to reduce the line of credit and for working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

        Excluding restricted cash of $754,000 our cash and cash equivalents decreased by $5.4 million for the nine months ended October 31, 2000. Cash from operations for the first nine months of 2000 compared to the first nine months of 1999 increased by approximately $8.5 million primarily due to the Company receiving federal and state tax refunds equal to $4.3 million. More timely collection of accounts receivable through participation in the Sallie Mae programs and an increased use of trade credit.

        Our principal sources of funds at October 31, 2000 were cash and cash equivalents of approximately $2.4 million and net current accounts receivable of $44.2 million. Additionally, we have a credit agreement with a bank that provided for a $2.0 million revolving credit facility, with scheduled reductions through April, 2001 when the maximum borrowing capacity will be$1.5 million.

        On December 11, the Company received a Final Program Review Determination ("FPRD") that asserts that CLC violated a provision of law governing the Federal student aid programs by compensating its admissions representatives based on their success in securing student enrollments. Receiving the FPRD constituted an event of default of the Company's credit facility with its bank. However, the bank has agreed that it will defer from taking any action in regard to this violation until the earlier of January 19, 2001 or the execution of a settlement agreement resolving the FPRD to the bank's satisfaction. Provided that a settlement is reached prior to January 19, 2001 and it is to the bank's satisfaction, the bank has agreed to extend the term of the credit facility to February 2002. Should a settlement to the bank's satisfaction addressing the FPRD not be attainable by January 19, 2001, the bank could declare an event of default, which could then terminate the credit facility effective December 15.

        On December 15, 2000 the Company obtained an amendment to its credit facility from its bank that extended the term of the line of credit through February 2002. The facility also included a revision of the then existing financial covenants to reflect the performance of the Company through October 31, 2000. The revolving credit facility has a reduction in the maximum borrowing capacity from $2.5 million to $2.0 million through March 31, 2001. Effective April 1, 2001 through February 28, 2002, the maximum borrowing capacity will be $1.5 million.

        The facility for standby letters of credit was reduced to the Company's current level of letters outstanding, or $2.1 million. The Company has the option to extend the letters of credit through September 5, 2002. Both credit facilities require cash deposits to a restricted cash account through such times that the balances are equal to 110% of the borrowing capacity and amount of letters of credit outstanding.

        As of December 18, 2000, the total amount of restricted cash deposited for this purpose was approximately $2.3 million (as of October 31, 2000, this amount was $754). We have granted the bank a security interest in substantially all of our assets. The interest rate on the facility is based on the bank's U.S. prime rate plus two percent with a facility charge of one percent from December 2000 through August 2001 and two percent from September 2001 through February 2002. As of October 31, 2000, the bank's prime rate was 9.5% and we had no borrowings outstanding.

        The credit agreement, as amended, requires maintenance of certain financial ratios and contains other restrictive covenants including limitations on purchases and sale of assets. As mentioned above, the amendment included a revision to previously established financial covenants to reflect the performance of the Company through October 31, 2000.

        We are also required to maintain a financial responsibility score and satisfy other measures to maintain compliance with regulatory standards on an annual basis. As of January 31, 2000, we fell below certain minimum measures for certain institutions, and based on the score for CLC as a whole, some or all of our Learning Centers could be returned to heightened cash monitoring status by the Department In addition, the Department is reviewing the calculation of our composite score for fiscal 2000, with particular attention as to how the long-term debt incurred under our credit agreement should be counted in that calculation. Further, if our financial condition continues to deteriorate, we may no longer be able to meet minimum regulatory standards which could lead the Department to require that we post an additional letter of credit on behalf of some or all of our Learning Centers. We may also be subject to additional financial oversight and actions by State regulatory agencies or our accreditation agency as a result of failing certain of these minimum financial measures.

        As previously disclosed, we began operating under HCM2 procedures at two of our Learning Centers as of March 14, 2000. These procedures initially delayed the receipt of Title IV Program funding at these two Learning Lenters for approximately 170 days. While implementing these procedures with the Department, we experienced an initial delay in Title IV Program funding for two of our other Learning Centers, since they are a part of the same institution or campus group. We estimate that this delay has required us to use additional working capital to fund operations of approximately $4.0 million.

        CLC leases all of its facilities under operating lease agreements. We continue to expand current facilities and upgrade equipment, as necessary; however, we do not expect to open any new Learning Centers during fiscal 2001. We anticipate fiscal 2001 capital expenditures will be approximately $3.4 million, which we expect to fund with cash from our operations.

        We have undertaken the development of a new proprietary administrative software system, which we believe will serve to mitigate deficiencies in our record-keeping systems identified by previous regulatory reviews. We expect to expend approximately $3.0 million to develop and implement this system, which we anticipate will be completed in the first quarter of 2001. To date, we have expended approximately $2.4 million to develop and implement this system.

        We have experienced a decline in our working capital over the last several quarterly periods. During this time, we have utilized an increasing amount of our available line of credit with our principal bank. However, when considering our existing student population and projected enrollments during the remainder of fiscal 2001 and fiscal 2002, we expect our available cash on hand and cash from operating activities will be sufficient to meet our cash requirements for at least the next twelve months (see "Certain Factors That May Affect Future Results -- Financial Condition," contained herein). During this time, we will continue to evaluate all sources of capital available to us, including bank financing or additional equity or debt offerings, to satisfy ongoing working capital and capital expenditure requirements.

REGULATORY MATTERS - CURRENT DEVELOPMENTS

        We are subject to extensive federal and state regulation and review of operations at our U.S. Learning Centers. There are regulatory reviews ongoing at certain Learning Centers which are more fully described in Part I, Item 1 - "Business - Financial Aid and Regulation" section in our 2000 Annual Report. Current developments regarding these regulatory matters are discussed below.

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

        Under the Department of Education's regulations, an FFEL or FDL cohort default rate equal to or exceeding 25% in any one of the three most recent federal fiscal years or a default rate on Perkins loans of more than 15% in a year can be a basis for the Department to place that institution on provisional certification for up to four years for lack of administrative capability. As of December 12, 2000, four of the Company's Learning Centers are provisionally certified for participation in the Title IV Programs due either to cohort default rates or the change of control following the Company's acquisition of these Learning Centers. The provisional certification of two of these Learning Centers extends through June 2001 and September 2001, prior to which time the Company expects to apply for recertification of these Learning Centers. The provisional certification of the two other Learning Centers has expired but remains in effect while the Department reviews the Learning Centers' pending applications for recertification. The Company's Perkins loan default rate for the most recent year, which applies to 20 of its Learning Centers, exceeds 15%, which may lead to the provisional certification of other Learning Centers.

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

        In May 1998, the Department of Education initiated a program review of the administration of the Title IV Programs by the Company's Alexandria, VA and Manassas, VA Learning Centers for the period July 1, 1996 through June 30, 1998. In September 1998, the Department issued a preliminary report containing a number of findings alleging non-compliance with certain Title IV Program requirements. CLC has performed file reviews at these schools and provided additional materials requested by the Department. In order to conclude this program review, the Department has requested CLC to perform an additional file review of returns of federal funds during the review period for the Alexandria Learning Center. Also as part of this program review the Department has requested that the Company perform specified file reviews for its San Jose, Philadelphia and Houston Learning Centers. The file reviews for San Jose and Houston were submitted to the Department on October 24, 2000 and November 6, 2000, respectively. The remaining reviews are still in process. The Company does not believe that the resolution of this program review will have a material impact on the Company's business, financial condition and results of operations.

        In January 1999, the Department of Education initiated a program review of the administration of the Title IV Programs by the Company's Laurel, MD Learning Center for the period July 1, 1997 through June 30, 1999. The Department issued a preliminary report in February 2000, which contained a number of findings alleging non-compliance with certain Title IV Program requirements similar to those found in the Alexandria and Manassas program review discussed above. The Company has submitted responses to the Department concerning all of the findings, and is presently in the process of performing the file reviews as agreed to with the Department. The Company does not believe that the resolution of this program review will have a material impact on the Company's business, financial condition and results of operations.

        In July 1999 and August 2000, the Company submitted to the Department the results of the independent audits on the administration of the Title IV Programs by all of the Learning Centers for the fiscal years ended January 31, 1999 and January 31, 2000, respectively. Each of these audits identified certain findings of non-compliance with respect to the Company's administration of the Title IV Programs. The Company has received acknowledgement that the Department has received the audits. They are subject to quality control reviews by the Department and the Company expects to receive subsequent letters indicating actions to resolve the identified findings in addition to any corrective actions that the Company has initiated based on its review of the reported findings. The Company does not believe that the resolution of either of these matters will have a material impact on the Company's business, financial condition and results of operations.

        In December 1999, the Company received a subpoena from the Office of Inspector General of the Department of Education for the production of various documents and materials related to the compensation of the Company's admissions representatives and the calculation of the Company's student loan cohort default rates. The Office of Inspector General also served subpoenas on the accounting firm that had audited the Company's financial statements and the accounting firm that had performed the Company's Title IV Program compliance audits, for copies of certain of their audits, work papers and other materials prepared in the course of their audits of the Company's behalf. In discussion with the responsible attorney at the U.S. Department of Justice in December 1999 regarding the December subpoena, the Company's attorney determined that the subpoena was issued with respect to a qui tam lawsuit filed against the Company in Federal District Court in Texas alleging that the Company's compensation of certain employees was not in compliance with provisions of Title IV of the Higher Education Act. In July, 2000, the Company received a second subpoena from the Office of Inspector General seeking certain additional information and materials. The Company has responded to both subpoenas. The Company believes that its compensation plans are in compliance with the Higher Education Act .


        In December 2000, the Department issued a Final Program Review Determination ("FPRD") which asserts that CLC violated a provision of law governing the Federal student aid programs by compensating its admissions representatives based on their success in securing student enrollments. As a result of this finding, the Department asserts that CLC should be required to return a total of $187 million in funds received by CLC and its students since July 1, 1994 under the Title IV Federal student aid programs. The FPRD states that it is based on an "off-site program review," and the Company believes that the FPRD arose from the Department's participation in the investigation associated with the legal proceeding CLC announced in December 1999. Prior to receipt of the FPRD, CLC had never been informed that ED was conducting a program review on this subject, nor did the pending school-level Department of Education program reviews, which are discussed above, have any findings on this issue. Under the applicable provisions of the Higher Education Act of 1965, as amended, CLC has 45 days from receipt of the FPRD to file an appeal, which initiates an administrative adjudication before a Department of Education Administrative Judge and, at the request of either the government or CLC, review of the decision of the Administrative Judge by the Secretary of Education. The Secretary's decision is subject to judicial review in federal District Court. Under applicable law, collection of the asserted liability is stayed, except in certain exceptional circumstances, pending the outcome of the administrative appeal process so long as the appeal has been filed within the 45-day period. During the administrative appeal period, CLC and its students also remain fully eligible to continue to participate in the Title IV Programs. On December 13, 2000, representatives of CLC met with senior Department of Education and Department of Justice officials to seek a resolution of this matter. If a resolution is not reached before the expiration of the 45-day period, CLC plans to timely appeal the FPRD to challenge the legal and factual bases of the asserted liability. Should CLC's appeal be denied, based on existing cash on hand and existing lines of credit under its credit facility, CLC would be unable to meet the liabilities imposed by the Department of Education. If CLC is unable to pay the liabilities, the Department may offset Title IV funds due the Learning Centers, thereby severely impairing or terminating the Company's ability to continue operations. The Company believes that its compensation policies and practices are consistent with the applicable legal standard. In addition, the Company has been advised that receipt of the FPRD constituted an event of default of the Company's credit facility with its bank. However, the bank has agreed that it will defer from taking any action in regard to this violation until the earlier of January 19, 2001 or the execution of a settlement agreement resolving the FPRD to the bank's satisfaction. Subject to the reaching of a settlement deemed to be satisfactory to the bank prior to January 19, 2001, the bank will extend the term of the credit facility to February 28, 2002.

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

        The Department annually evaluates an institution's financial responsibility based on three ratios: an equity ratio, a primary reserve ratio and a net income ratio;

        1. the equity ratio seeks to measure an institution's capital resources, ability to borrow and financial viability;

        2. the primary reserve ratio seeks to measure an institution's ability to support current operations from expendable resources; and

        3. the net income ratio seeks to measure the ability of an institution to operate at a profit.

        The ratios are calculated each year based on an institution's annual audited financial statements. The results of each ratio are assigned a strength factor and then combined under a weighted formula to arrive at a composite score for the institution ranging from minus one to positive three, the latter being the highest possible score. An institution that achieves a composite score of at least 1.5 is considered to be financially responsible without the need for further oversight. If an institution achieves a composite score from 1.0 to less than 1.5 it may continue to participate in the Title IV Programs; however additional reporting and monitoring procedures as determined by the Department may be required, including the receipt of its Title IV Program funds on the "cash monitoring" or "reimbursement" basis. Such reporting and monitoring procedures also would require the institution to report to the Department significant financial or regulatory events such as any violation of a loan agreement. Three of our 23 U.S. Learning Centers that are eligible to participate in the Title IV Programs currently operate under "heightened cash monitoring." If an institution's composite score is less than 1.0, the institution may establish its financial responsibility by posting an irrevocable letter of credit in favor of the Secretary of Education in an amount equal to not less than 10 percent of the Title IV Program funds received by the institution during its most recent fiscal year, as well as accepting additional reporting and monitoring procedures, including either the "cash monitoring" or "reimbursement" methods of disbursing its Title IV Program funds, and accepting provisional certificaton. In addition, regardless of its financial condition, an institution may establish its financial responsibility by posting an irrevocable letter of credit in favor of the Secretary of Education in an amount equal to not less than one-half the Title IV Program funds received by the institution during its most recent fiscal year.

        Based on its financial statements for the year ended January 31, 2000, the Company has calculated a composite score of 1.3 for CLC. On this basis, the Department could return some or all of the Learning Centers to heightened cash monitoring. Although CLC believes the Department evaluates CLC on a consolidated basis, the Department may apply the financial responsibility measures on the basis of an individual institution consisting of a main campus and its additional locations. Using the same audited financial statements for fiscal 2000, the Company has determined that two of its institutions have a composite score below 1.0 and the remaining seven institutions have composite scores that exceed 1.5. The Department is currently reviewing the calculation of CLC's composite score for fiscal 2000. In that review, the Department has asked CLC for more information regarding certain terms in its credit agreement and evidence that the borrowings were utilized to purchase fixed assets used by the Learning Centers. The Company has provided the Department with such information, including documentation demonstrating that CLC used a substantial majority of the debt incurred under its credit agreement primarily to purchase capital assets in fiscal 2000. If the Department does not accept such information, it may adjust CLC's composite score and, if such adjusted score is less than 1.0, it may require that CLC post a letter of credit. The Department has not advised CLC of the conclusion of the review or any action based on such review.

Heightened Cash Monitoring

        The Department has discretion to alter the way it provides Title IV Program funds to students through participating institutions. It may transfer an institution from the "advance" system of funding, under which an institution receives student funds from the Department in advance based on anticipated need, to the "reimbursement" system of payment, under which an institution must disburse funds to students and document their eligibility for Title IV Program funds before receiving the student's funds from the Department. The Department may also impose a requirement known as "heightened cash monitoring," of which there are multiple levels, which requires additional reporting to and review by the Department of all Title IV funds requests.

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

        On March 8, 2000, the Department notified the Company that it was placing all of the Company's Learning Centers on heightened cash monitoring status 2 ("HCM2"). HCM2 does not affect the ability of Learning Centers to obligate Title IV Program funds or the theoretical ability of their students to receive all applicable forms of federal student aid. However, under HCM2, Learning Centers are required to document to the Department on a sample basis, each student's eligibility for Title IV Program funding before being reimbursed by the Department for funds which the Learning Centers must advance to their eligible students. HCM2 procedures require the affected Learning Centers to submit extensive documentation proving student eligibility. The documents are then reviewed by the Department. The Department's review process customarily requires a minimum of thirty days. The initial delay in the timing of Title IV cash flow for the affected Learning Centers under HCM2 exceeded 170 days. Management expects that HCM2 will eventually delay the timing of Title IV cash flow for any affected campus by approximately 75 days.

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

        The Company is required to submit to its accreditation agency annual placement and retention rates for each Learning Center. The Company was notified in May 2000 that based on its most recent submission, covering the twelve-month period ended June 30, 1999, eight of its Learning Centers did not achieve the minimum requirement for placement rates and one of these eight Learning Centers did not achieve the minimum retention rate requirement. Consequently, these eight Learning Centers have been assigned reporting requirements by the Company's accreditation agency. Subsequent to filing the second quarter Form 10-Q, the Company was notified that a ninth Learning Center did not achieve the minimum retention rate requirement. This campus also has been assigned reporting requirements.

        The Company is required to submit to its accreditation agency annual financial statements for each main campus and the reporting units included within each main campus. The Company was notified in September 2000 that based on its most recent submission, for the twelve-month period ended January 31, 2000, two of its nine main campuses did not achieve the minimum profitability requirement. Consequently these two main campuses have been assigned financial reporting requirements. Subsequent to filing the second quarter Form 10-Q, the Company was notified that a third main campus did not achieve the minimum profitability requirement. This campus also has been assigned financial reporting requirements.


Guaranty Agency Reviews

        In the ordinary course of the Company's business, certain of the U.S. Learning Centers are subject to periodic review by the guaranty agencies which guarantee Federal Family Education Loan Program loans disbursed to students at those Learning Centers. The Company believes all open reviews by these guaranty agencies will be concluded with no material effect to the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

        The following factors, among others, including without limitation those set forth below under the caption Part II, Item 1 - "Legal Proceedings," could cause actual results to differ materially from those contained in forward looking statements made in this Report on Form 10-Q and presented elsewhere by us from time to time.

Financial Condition

        We have experienced a decline in our working capital and available cash balances over the last several quarterly periods. During this time, we have utilized an increasing amount of our available line of credit with our principal bank and as of December 18, 2000, there was approximately $1.0 million of borrowings available under our line of credit. In addition, we have utilized significant financial resources to improve and expand existing Learning Centers. These uses of capital combined with the operating losses we have experienced have resulted in a deterioration of our financial condition as evidenced by our declining financial ratios. We have had to seek modification of our credit facility covenants and obtain waivers of these covenants when we have failed to meet the lender's minimum requirements. We are also required to maintain a certain financial responsibility score and satisfy other measures to maintain compliance with regulatory standards. As of January 31, 2000, certain institutions, as defined by the Department, fell below the minimum financial responsibility score and, based on the score for CLC as a whole, all of the Learning Centers could be returned to heightened cash monitoring or reimbursement status by the Department. In order for us to meet our long-term plan of expanding in new and existing markets, we may need additional capital resources either from a financial institution or the capital markets. If we are unable to obtain capital from these or other sources, we may not meet these long-term plans. In addition, if our financial condition continues to deteriorate, we may not meet minimum financial responsibility standards, which could lead the Department to place additional Learning Centers on either HCM1, HCM2 or reimbursement, or require that we post an additional letter of credit on behalf of some or all of our Learning Centers. We may also be subject to additional financial oversight and actions by State regulatory agencies or our accreditation agency as a result of failing certain minimum financial measures.

        As discussed above under "Liquidity and Capital Resources" and "Regulatory Matters in Current Developments", we have advised that receipt of the FPRD constitutes a default under our bank credit facility. In the event the the FPRD is not resolved to the lender's satisfaction prior to January 19, 2001, the bank may exercise it rights to our assets under its security agreement which could force us to cease operations.

Possible Delisting from NASDAQ

        Our stock is currently listed on the Nasdaq National Market. On December 20, 2000, we received notification that the Company's stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required by Marketplace Rule 4450(a)(5)(the "Rule"). As a result of receiving this notification, the Company has 90 calendar days, or until March 20, 2001 to regain compliance with this Rule. If at anytime before March 20, 2001, the bid price of the Company's common stock is at least $1.00 for a minimum of 10 consecutive trading days, Nasdaq will determine if the Company complies with the Rule. If the Company is unable to demonstrate compliance with the Rule on or before March 20, 2001, Nasdaq will provide the Company written notification that they have determined to delist our common stock. Upon receiving the written notification delisting the Company's stock, the Company can request a hearing to review Nasdaq's delisting determination. If the Company were not successful in reversing Nasdaq's delisting determination, Nasdaq would then proceed with delisting the Company's common stock from the Nasdaq National Market. If we fail to maintain our Nasdaq listing, the market value of our common stock may decline further, trading in our stock is likely to be materially adversely affected and we are likely to encounter difficulties in obtaining financing.

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

        Change in Title IV Program Funding Administrative Agent

        We utilize a third-party agent to perform maintenance of the required regulatory requirements associated with transfers of Title IV Program funds to our bank accounts. This responsibility was transferred to a new third-party administrative agent through November 2000. This transfer of responsibility occurred without significant impact on our business. However, should we experience impediments related to this transition, it may result in delays in the timing of our cash receipts, which could result in material adverse effects on our business, results of operations, and financial condition.

        Potential Adverse Effects of Regulation

        As discussed above under "Regulatory Matters" in Note 3 to the Consolidated Financial Statements and under Regulatory Matters- Current Developments and in Item 1 "Business - Financial Aid and Regulation contained in our 2000 Annual Report, we are subject to extensive regulation. In addition we are dependent on the authorization of the applicable agency or agencies of each state within which a Learning Center is located to allow us to operate and to grant degrees or diplomas to students. State authorization is also required in order for an institution to become and remain eligible to participate in the Title IV Programs. We are subject to extensive and varying regulation in each of the states in which the Learning Centers operate.

        In the event that we fail to comply with applicable federal or state requirements, or maintain or renew any required regulatory approvals, accreditations or authorizations of any of the Learning Centers it would have a material adverse effect on our results of operations and financial condition. In particular any adverse determination by the Department of Education or other government authorities in connection with the FPRD could severely impair or terminate the Company's ability to continue operations.

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

        On July 9, 1999, a class action lawsuit was filed against the Company in the Court of Common Pleas in Philadelphia County, Pennsylvania, on behalf of all students who attended the Learning Center located on Market Street in Philadelphia within four years of July 9, 1999, who have not obtained employment in a computer-related job through the Company's placement services. The complaint alleges, among other things, that this Learning Center failed to provide certain educational services and resources, misrepresented certain information respecting services, resources, occupational opportunities and student outcomes, and violated certain provisions of the Pennsylvania Unfair Trade Practices and Consumer Protection Law. On November 30, 2000 oral argument was heard on the Company's motion to deny this class action. The Company is unable to estimate the outcome of the matter or any potential liability.

        Between June 1, 1998 and October 31, 1999, the Company was named as defendant in four other lawsuits in Texas and New Jersey by individual students or groups of students who formerly attended one of its Learning Centers. The June 1, 1998 lawsuit has been settled. In two of the remaining lawsuits, various present or former officers, directors and employees of the Company were also named as defendants. In May of 2000, the officers and directors were dismissed as defendants in these two lawsuits; however, those decisions have been appealed. For one of these cases oral argument was heard in the appellate court on November 9, 2000. The complaints allege, among other things, that the Company, at the affected Learning Centers, failed to provide plaintiffs with certain educational services and resources and misrepresented certain information respecting services, resources, and student outcomes and violated certain provisions of the applicable state consumer laws. The Company is unable to estimate the outcome of these matters or any potential liability.

        In addition to the lawsuits discussed above, the Company is a defendant in three civil lawsuits involving a former employee and two other third parties, all of which which the Company considers incidental to its business and unlikely to have a material effect on the Company's future operations. However, there can be no assurance that these matters will not have a severe impact on the results of operations of the Company in a future period, depending in part on the results for such period.

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

        None


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

Date: December 20, 2000
                                COMPUTER LEARNING CENTERS, INC.

                             By: /s/ MARK M. NASSER
                                 ------------------
                                      MARK M. NASSER
                                      Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                      INDEX TO EXHIBITS


           EXHIBIT
           NUMBER   DESCRIPTION                    PAGE NO. IN THIS FILING
          --------  -----------                    -----------------------
            3.1     Second Amended and Restated    Incorporated by reference
                    Certificate of Incorporation   to Exhibit 3.1
                    of the Registrant, as          of the Registrant's report
                    amended                        on Form 10-Q
                                                   for the quarter ended
                                                   October 31, 1997 filed
                                                   September 9, 1997

            3.2     Amended and Restated Bylaws    Incorporated by reference
                    of the Registrant              to Exhibit 3.4 of the
                                                   Registrant's Form S-1
                                                   Registration Statement as
                                                   amended, filed March 29, 1995
                                                   (No. 33-90716) (the "Form
                                                   S-1")

            4.1     Form of Certificate for        Incorporated by reference
                    Shares of the                  to Exhibit 4.1 of the Form
                    Registrant's Common Stock      S-1

           10.1     Third Amended and Restated     Filed herewith
                    Credit  Agreement, dated
                    December 15, 2000 by and
                    between First Union National
                    Bank and the Registrant

           10.2     Third Amended and Restated     Filed herewith
                    Pledge and Security Agreement
                    dated December 15, 2000 by
                    and between First Union
                    National Bank and the
                    Registrant

           10.3     Fourth Amended and Restated    Filed herewith
                    Revolving Credit Note dated
                    December 15, 2000 by and
                    between First Union
                    National Bank and the
                    Registrant

             27     Financial Data Schedule        Filed herewith.
